Form 10QSB
period 2005-06-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2005-08-16
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

or

o	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51230

__________________________________________________________________________________________________

(Commission File No.)

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

(name of small business issuer in its charter)

California	20-1077312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire, PH 1000, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 385-5970

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

As of June 30, 2005, the Registrant had 19,143,916 membership units, consisting of 19,143,916 common units, 6,300,000 series A through C preferred units.

INDEX

Castle Arch Real Estate Investment Company, LLC

For The Quarter Ending June 30, 2005

Part I. Financial Information	3

Item 1. Financial Statements	3

Statement of Financial Condition – June 30, 2005 (Unaudited).	3

Statements of Operations (Unaudited) – For the six and three months ended June 30, 2004 and June 30, 2005; and for the period from April 15, 2004 (inception) to June 30, 2004 and cumulative from April 15, 2004 (inception) to June 30, 2005.	4

Statements of Cash Flows (Unaudited) – For the six months ended June 30, 2005, and for the period from April 15, 2004 (inception) to June 30, 2004 and cumulative from April 15, 2004 (inception) to June 30, 2005.	5

Notes to Financial Statements (Unaudited) – June 30, 2005.	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.	11

Controls and Procedures	13

Part II. Other Information	13

Item 5. Other Matters	13

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	14

Part I – Financial Information

Item 1. Financial Statements

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Statement of Financial Condition (Unaudited)

June 30,
ASSETS	2005

Current assets:
Cash and cash equivalents	$ 3,401,246
Total current assets	3,401,246

Property and equipment	16,532
Less: Accumulated Depreciation	(4,240)
Net property and equipment	12,292

Other assets:
Options, earnest money deposits, and entitlement costs	1,005,874

Total Assets	$ 4,419,412

LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities:
Accounts payable and accrued expenses	$ 201,336
Preferred unit distributions payable	243,616
Total current liabilities	444,952

Members’ capital:
19,143,916 membership units,
consisting of 19,143,916 common units,
6,300,000 series A through C preferred
units, respectively.	3,974,460

Total liabilities and members’ capital	$ 4,419,412

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Statement of Operations (Unaudited)

		Period from		Cumulative
	Six Months	April 15, 2004	Three Months	from April 15,
	Ended	(inception) to	Ended	2004 to
	June 30, 2005	June 30, 2005	June 30, 2004	June 30, 2005
Revenues and Other Income
Proceeds from sale of property, net of cost of property sold	$ -	$ -	$ -	$ -
Total revenues and other income	-	-	-	-

Expenses

Salaries, wages and other compensation	416,671	1,350	237,560	535,755
Marketing and advertising expenses	95,981	40,186	49,690	95,981
Start-up and organizational costs	-	55,696	-	55,696
Office supplies and expenses	97,301	1,077	57,898	136,519
Legal and outside services	145,651	5,011	59,000	264,156
Travel, meals and lodging	48,862	12,091	13,674	68,006
Taxes and licenses	-	800	-	800
Depreciation	3,748	-	1,874	4,240
Total operating expenses	808,214	116,211	419,696	1,161,153

Net operating loss	(808,214)	(116,211)	(419,696)	(1,161,153)

Other income (expense)
Interest income	18,404	-	14,484	20,275
Interest expense	(231)	-	-	(231)

Net loss	$ (790,041)	$ (116,211)	$ (405,212)	$ (1,141,109)

Loss per common unit	$ (.04)	$ (.01)	$ (.02)

Weighted average common units outstanding	18,879,650	16,092,000	19,142,625

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Statements of Cash Flows (Unaudited)

		Period from	Cumulative
	Six Months Ended	April 15, 2004 (inception) to	from April 15, 2004 to
	June 30,2005	June 30,2005	June 30,2005
Cash Flows From Operating Activities:
Net loss	$ (790,041)	$ (116,211)	$ (1,141,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,748	-	4,240
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(82,044)	11,771	46,728
Due to related party	(20,000)	-	-
Net cash used in operating activities	(888,337)	(104,440)	(1,090,141)

Investing Activities
Option, earnest money, and entitlement deposits	(905,874)	-	(985,874)
Purchase of property and equipment	-	-	(16,532)
Net cash used in investing activities	(905,874)	-	(1,002,406)

Financing Activities
Proceeds from issuance of member units for cash (net of offering costs)	2,727,834	200,000	5,355,659
Proceeds from subscriptions receivable	138,134	-	138,134
Proceeds (payments) from issuance of notes payable	(11,843)	-	-
Net cash provided by financing activities	2,854,125	200,000	5,493,793

Net increase in cash and cash equivalents	1,059,914	95,560	3,401,246
Cash at beginning of period	2,341,332	-	-
Cash at end of period	$ 3,401,246	$ 95,560	$ 3,401,246

Non-Cash Investing and Financing Activities:
Issuance of members’ units for subscriptions receivable	$ 978,732	$ -	$ 1,279,866
Distributions payable	$ 177,506	$ -	$ 243,616
Deposit paid by related party	$ -	$ -	$ 20,000
Accrued finders fees (offering costs)	$ 67,459	$ -	$ 154,608
Accrued finders fees paid with common units	$ 30,250	$ -	$ 30,250

Supplemental Disclosures
Cash paid for interest	$ 231	$ -	$ 231

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements

June 30, 2005 (Unaudited)

 1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

General Description of the Company and Presentation

Castle Arch Real Estate Investment Company, LLC, a California limited liability company, was organized on April 15, 2004 as a residential and commercial land development company with target properties located primarily in the Western United States.  The principal activities of the Company include securing acquisition rights to the property, obtaining zoning and other entitlements for the property, securing financing for the purchase of the property, improving the property’s infrastructure and amenities, and selling the property.  Property targeted by the Company may have end uses that range from residential, multifamily, retail and office, to industrial.  The Company may also consider other strategic and joint venture opportunities.

The Company has commenced three private placements of membership units in the Company as follows:

Effective May 1, 2004, the placement of 1,000,000 Series A membership units consisting of one common and one preferred unit each at $1.00 per membership unit.

Effective July 20, 2004, the placement of 1,000,000 Series B membership units, consisting of one common and two preferred units each at $2.00 per membership unit.

Effective November 5, 2004, the placement of 1,000,000 membership units, consisting of one common and three preferred units each at $3.00 per membership unit.

As of December 31, 2004, the Company had completed the Series A private placement and substantially completed the Series B private placement pending the receipt of outstanding commitments.  Both the Series B and Series C offerings had subscribed units outstanding for which funds had not been received at December 31, 2004.  These units have been disclosed as membership units “subscriptions receivable” and offset against the applicable equity accounts (Series A, Series B, etc.) for which the subscriptions have been received.

As of June 30, 2005, the Company had substantially completed all three preferred unit offerings including the Series C offering, which raised a total of $3,300,000 for 1,100,000 units of which $163,000 was still receivable.

The Members share in the profits and losses of the Company in proportion to their respective interests in the Company based on the weighted average number of membership units each member holds during the period.  A non-Managing Members’ loss is limited to the amount of his or her investment.  Consistent with the Company’s policy and its private placement memorandums, profits and losses have been allocated to the various members’ interests as follows:

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements (continued)

June 30, 2005 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A.

General Description of the Company (continued)

a)

Allocation of profits shall be made:

(i)

First, to the members, up to the aggregate of, and in proportion to, any losses previously allocated to each member, to the extent not previously offset by allocations of profits;

(ii)

Second, to preferred members, subject to the Manager’s election to redeem the membership units and to the extent of the cumulative preferred unit return;

(iii)

Third, to the common members, in proportion to their percentage interests.

b)

Allocation of losses shall be made as follows:

(i)

First, to the members, up to the aggregate of, and in proportion to, any profits previously allocated to each member and not previously offset by losses until their capital account balances have been reduced to zero;

(ii)

Second, to the preferred members until their capital account balances have been reduced to zero;

(iii)

Third, to the common members, in proportion to their percentage interest.

c)

At no time shall the sum of all historical net profit distributions to common unit holders exceed the total amounts paid toward redeeming any outstanding preferred units, until all preferred units have been redeemed.

The Company has not received revenues from the sale or development of property as of December 31, 2004 or June 30, 2005 in accordance with its business plan.  Accordingly, the Company is considered to be in the development stage until it obtains such revenues from its planned principle operations.

d)    Presentation

The Company prepared the financial statements as of June 30, 2005 and 2004 and for the periods ended June 30, 2005 and 2004, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC a registration statement on Form 10SB, which included audited financial statements for the period ending December 31, 2004.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s Form 10SB filing.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements (continued)

June 30, 2005 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

B.

Method of Reporting and Use of Estimates

The Company’s financial statements are presented in accordance with U.S. generally accepted accounting principles (GAAP).  Such principles require the use of certain estimates and assumptions made by the Company’s management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

C.

Accounting Method

 The Company’s financial statements are prepared using the accrual method of accounting.

       The Company has elected a December 31 year end.

D.

Income and Expense Recognition

Gains or losses associated with real estate are realized in full when the property is sold by the “full accrual method” in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 66 “Accounting for Sales of Real Estate.”

Costs associated with real estate are accounted for in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 67 “Accounting for Cost and Initial Rental Operations of Real Estate Projects.”  Accordingly, acquisition, development and construction costs, including property taxes and interest on associated debt and selling costs, are capitalized.  Such costs are specifically allocated to the related components or, if relating to multiple components, allocated on a pro rata basis as appropriate.  Estimates are reviewed periodically and revised as needed.  The respective real estate projects are also periodically reviewed to determine that the carrying amount does not exceed the net realizable value.  To date, no allowance has had to be provided for estimated impairments of value based on evaluation of the projects.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements (continued)

June 30, 2005 (Unaudited)

E.

Income Taxes

No provision for income taxes has been made in these financial statements because each member is individually responsible for reporting income or loss based on its respective share of the Company’s income and expenses as reported for income tax purposes.  The Company prepares calendar year federal and state information tax returns and reports to the members their allocable shares of the Company’s income, expenses, and gains or losses.

F.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

      G.

Offering Costs

Costs incurred in the successful raising of capital under the Company’s private placement memorandums such as finders’ fees and attorneys’ costs have been offset against various components of members’ equity as a reduction of the proceeds received from the sale of membership units.

      H.

Property and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method based on estimated useful lives of 5 years.

I.

Advertising Costs

The Company may incur costs of advertising which it will expense as incurred.  Advertising costs do not include commissions for the sale of property or finders’ fees incurred for the successful raising of capital.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements (continued)

June 30, 2005 (Unaudited)

J.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-based Compensation.”  Under APB 25, because the exercise price of the Company’s stock options equals or exceeds the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

The Company currently has no stock option plan for employees.  However, the Company’s board of directors may adopt, with member approval, an option plan where up to 20% of the authorized common units of the Company may be purchased by employees.  The option plan may provide for the grant of nonstatutory unit options and the grant of unit purchase rights both to the Company’s employees, non-employee directors, consultants and advisors, and to the employees, non-employee directors, consultants and advisors of subsidiary corporations.  Under the option plan, the exercise price or purchase price may, at the discretion of the Company’s board of directors or the committee appointed by the board to administer the option plan, be paid in cash, cash equivalents, promissory notes, surrender of stock, a cashless exercise, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

K.

Options and Deposits on Land and Entitlement Costs

The Company has placed earnest money deposits or deposits to acquire options for the purchase of two properties totaling $100,000 at December 31, 2004. In 2005, the Company has placed additional earnest money on parcels and has incurred costs to entitle such parcels for which existing deposits have been placed. The Company’s policy is to capitalize these costs and include them in the cost of the underlying properties when sold. The terms of the purchase agreements provide for property review periods during which the deposits may be refunded upon written notice of unsuitability.  Upon expiration of the review periods, the deposits become non-refundable as liquidated damages to the seller if the purchase does not close.

L.    Net loss per common unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period.  Options and warrants are considered to be common unit equivalents.

Basic net loss per common unit is the amount of net loss for the period available to each unit  outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to each share of common units outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of units for all dilutive potential common units outstanding during the period.

No changes in the computation of diluted earnings per unit amounts are presented since no potentially dilutive securities have been granted or issued.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

We are in the business of developing residential and commercial land with target properties located primarily in the Western United States.  Our principal activities include securing acquisition rights to the property, obtaining zoning and other entitlements for the property, securing financing for the purchase of the property, improving the property’s infrastructure and amenities, and selling the property.  Property targeted by us may have end uses that range from residential, multifamily, retail and office, to industrial.  We may also consider other strategic and joint venture opportunities.

We have received no revenues from the sale or development of property as of December 31, 2004 or June 30, 2005. However, we are continuing to work several properties through the entitlement process and expect to generate limited revenues from those activities in the coming 12 months.

Our operations are currently funded by capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Three months ended
	June 30,
	2005		2004*
Revenue, net	$	- 0 -	$	- 0 -

Gross profit (loss)		(405,212)		(116,211)

Operating loss		(419,696)		(116,211)

Other income (expense)		(14,484)		- 0 -

Net income (loss)		(405,212)		(116,211)

* Includes period from our inception on April 15, 2004 to June 30, 2004.

	June 30, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$3,401,246	$2,341,332

Total Current Assets	3,401,246	2,341,332

Total Assets	4,419,412	2,457,372

Total Current Liabilities	444,952	333,875

Total stockholders’ equity	$4,419,412	$2,457,372

Discussion

During the three month period ended June 30, 2005 our revenues from operations were limited due to the fact that we received no funds from the sale of any property. During the three month period we focused much of our efforts on locating target properties. During the period, we placed deposits on a total of five properties. The first three properties are located in Tooele County Utah. The properties sit approximately 30 miles from downtown Salt Lake City, Utah. We paid a total of $160,000 in deposits for 264 total acres and a $350,000 deposit for water rights. The total purchase price for the 264 acres and water rights, which we have yet to pay, is $9,070,206.  The final two properties total 320 acres in Imperial County, California. We have deposited a total of $200,000 toward the purchase of the Imperial County, California properties.   We are assessing the entitlement steps and/or are working through the entitlement process each of the properties upon which we have placed deposits.  If we elect to complete the purchases, we will fund the purchase price with a combination of existing cash on hand, new investment money and/or the proceeds of a sale of our interests to a third party. During the three month period ended June 30 2005, we also negotiated the resale of properties located in Coalinga and Firebaugh California located. None of these activities have produced revenues. We expect that revenues from the resale of at least one property will occur during the second half of 2005.

Our general and administrative expenses totaled $405,212 during the first quarter of 2005, compared to $115,411 during the period from our inception on April 15, 2004 to June 30, 2004. The increase in general and administrative expenses is primarily attributable to increased salaries of our executive officers and the addition of new employees. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters, while we anticipate that our total revenues during such period will increase.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $3,401,246, compared to limited cash on hand on the same date one year earlier, and $2,341,332 at December 31, 2004. Our increased cash balance during the first three months of 2005 is largely attributable to the offering and sale of our member units during 2004 and 2005 in three private offerings. In the private offerings, we raised gross proceeds of $6,330,000.

Proceeds from the private offering will be sufficient to for us to survive as a going concern for the next 12 months. However, additional funding will be and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

Item 3.  Controls and Procedures

(A) Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report.  The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were deficient. However, the Company has implemented a full accounting system, and continues to implement procedures and controls to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(B) Changes in internal controls

Other than the matter discussed above, during the quarterly period covered by this report, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

             During the three month period ended June 30, 2005, we substantially completed a private placement wherein we issued and sold 1,100,000 common units and 3,300,000 series C preferred units to 62 accredited investors for a total of $3,330,000 in cash. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they did not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company's counsel that registration is not required under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Exhibits (filed with this report unless indicated below)

Exhibit 31.1

Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  August 15, 2005

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)