Form 10QSB
period 2005-09-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2005-11-14
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51230

(Commission File No.)

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

_________________________________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

As of September 30, 2005, the Registrant had 27,554,049 membership units, consisting of 20,275,260 common units, 7,278,789 preferred units.

_____________________________________________________________________________________

INDEX

Castle Arch Real Estate Investment Company, LLC

For The Quarter Ending September 30, 2005

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

Statement of Financial Condition – September 30, 2005 (Unaudited).	4

Statements of Operations (Unaudited) – For the nine months ended September 30, 2005; and for the period from April 15, 2004 (inception) to September 30, 2004; and for the three months ended September 30, 2005 and September 30, 2004; and cumulative from April 15, 2004 (inception) to September 30, 2005.	5

Statements of Cash Flows (Unaudited) – For the nine months ended September 30, 2005, and for the period from April 15, 2004 (inception) to September 30, 2004 and cumulative from April 15, 2004 (inception) to September 30, 2005.	6

Notes to Financial Statements (Unaudited) – September 30, 2005.	7

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.	12

Controls and Procedures	15

Part II. Other Information	16

Item 5. Other Matters	16

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

Certifications

Part I – Financial Information

Item 1. Financial Statements

Castle Arch Real Estate Investment Company, LLC

              (a development stage company)

     Statement of Financial Condition (Unaudited)

September 30,
ASSETS	2005
Current assets:
Cash and cash equivalents	$2,792,141
Notes receivable	50,000
Prepaid expenses	2,500
Total current assets	2,844,641

Property and equipment:
Office equipment	16,532
Less: Accumulated Depreciation	(6,114)
Net property and equipment	10,418

Other assets:
Properties held for sale	3,806,516
Options, earnest money deposits, and entitlement costs	530,430

Total assets	$7,192,005

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$297,615
Preferred unit distributions payable	390,168

Total current liabilities	687,783

Members’ Capital:
Common units, 20,275,260, issued and outstanding,
ranging from $.00 to $2.50 per unit	284,010
Non-managing members’ units, series A preferred,
1,000,000 units, $1.00 per unit	747,981
Non-managing members’ units, series B preferred,
2,000,000 units, $1.00 per unit	1,580,817
Non-managing members’ units, series C preferred,
3,300,000 units, $1.00 per unit	2,793,004
Non-managing members’ units, series D preferred,
978,798 units, $5.00 per unit	3,177,014
Accumulated deficit	(2,078,604)

Total members’ capital	6,504,222

Total liabilities and members’ capital	$7,192,005

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Statement of Operations (Unaudited)

		Period from			Cumulative
	Nine Months	April 15, 2004	Three Months	Three Months	from April 15,
	Ended	(inception) to	Ended	Ended	2004 to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Revenues

Proceeds from sale of property, net of cost of property sold	$ -	$ -	$ -	$ -	$ -
Total revenues	-	-	-	-	-

Expenses

Salaries, wages and other compensation	710,794	13,350	294,123	12,000	829,878
Marketing and advertising expenses	140,982	163,990	45,001	123,804	140,982
Start-up and organizational costs	-	55,696	-	-	55,696
Office supplies and expenses	246,364	3,591	149,063	2,514	285,582
Legal and outside services	297,430	28,421	151,779	23,410	415,935
Costs of terminated purchase agreements	258,363	-	258,363	-	258,363
Travel, meals and lodging	97,708	21,887	48,846	9,796	116,852
Taxes and licenses	-	800	-	-	800
Depreciation	5,621	-	1,873	-	6,114

Total operating expenses	1,757,262	287,735	949,048	171,524	2,110,202

Net operating loss	(1,757,262)	(287,735)	(949,048)	(171,524)	(2,110,202)

Other income (expense)
Interest income	29,957	-	11,553	-	31,829
Interest expense	(231)				(231)

Net loss	$(1,727,536)	$(287,735)	$(937,495)	$(171,524)	$(2,078,604)

Loss per common unit	$ (.09)	$ (.02)	$ (.05)	$ (.01)

Weighted average common
units outstanding	19,461,821	16,718,200	19,727,086	16,799,000

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Statements of Cash Flows (Unaudited)

		Period from	Cumulative
	Nine Months	April 15, 2004	from April 15,
	Ended	(inception) to	2004 to
	September 30, 2005	September 30, 2004	September 30, 2005
Cash Flows From Operating Activities:
Net loss	$ (1,727,536)	$ (287,735)	$ (2,078,604)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	5,621	-	6,114
Professional outside services paid in
the form of common units	41,250	-	41,250
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	-	(2,500)
Accounts payable and accrued expenses	115,843	11,771	264,614
Due to related party	(20,000)	-	-
Properties held for sale	(3,806,516)	-	(3,806,516)
Net cash used in operating activities	(5,393,838)	(275,964)	(5,575,642)

Investing Activities
Option, earnest money, and
entitlement deposits	(430,430)	-	(530,430)
Note receivable	(50,000)	-	(50,000)
Purchase of property and equipment	-	(2,188)	(16,532)
Net cash used in investing activities	(480,430)	(2,188)	(596,962)

Financing Activities
Proceeds from issuance of member units
for cash (net of offering costs)	6,035,786	1,299,750	8,964,745
Proceeds from subscriptions receivable	301,134	-	-
Proceeds (payments) from issuance
of notes payable	(11,843)	-	-
Net cash provided by financing activities	6,325,077	1,299,667	8,964,745

Net increase in cash and cash equivalents	450,809	1,021,598	2,792,141
Cash at beginning of period	2,341,332	-	-
Cash at end of period	$ 2,792,141	$ 1,021,598	$ 2,792,141

Non-Cash Investing and Financing Activities:
Issuance of members’ units for subscriptions
receivable	$ 1,582,389	$ -	$ 1,582,389
Distributions payable	$ 324,058	$ -	$ 390,168
Deposit paid by related party	$ -	$ -	$ 20,000
Accrued finders fees (offering costs)	$ 33,001	$ -	$ 33,001
Accrued finders fees paid with common units	$ 226,760	$ -	$ 226,760

Supplemental Disclosures
Cash paid for interest	$ 231	$ -	$ 231

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements

September 30, 2005 (Unaudited)

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

The Company has completed or commenced four private placements of membership units in the Company as follows:

Effective May 1, 2004, the placement of 1,000,000 Series A membership units consisting of one common and one preferred unit each at $1.00 per membership unit.

Effective July 20, 2004, the placement of 1,000,000 Series B membership units, consisting of one common and two preferred units each at $2.00 per membership unit.

Effective November 5, 2004, the placement of 1,100,000 membership units, consisting of one common and three preferred units each at $3.00 per membership unit.

Effective June 30, 2005, the placement of 3,000,000 membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.

As of September 30, 2005, the Company had completed the Series A, B, and C private placement offerings, and had raised $4,893,990 of the Series D private placement.  Of this amount, $1,582,389 represents Series D subscribed units outstanding for which funds had not been received at September 30, 2005.

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

September, 2005 (Unaudited)

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

The Company has not received revenues from the sale or development of property as of September 30, 2005 in accordance with its business plan.  Accordingly, the Company is considered to be in the development stage until it obtains such revenues from its planned principle operations.

d)    Presentation

The Company prepared the financial statements as of September 30, 2005 and 2004 and for the periods ended September 30, 2005 and 2004, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual report on Form SB-2, which included audited financial statements for the period ending December 31, 2004.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s SB-2 filing.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements (continued)

September 30, 2005 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

B.

Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to current quarter presentation.

C.

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

D.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.   The Company has elected a December 31 year end.

E.

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

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements (continued)

September 30, 2005 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

F.

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

G.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

      H.

Offering Costs

Costs incurred in the successful raising of capital under the Company’s private placement memorandums such as finders’ fees and attorneys’ costs have been offset against various components of members’ equity as a reduction of the proceeds received from the sale of membership units.

      I.

Property and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method based on estimated useful lives of 5 years.

J.

Advertising Costs

The Company may incur costs of advertising which it will expense as incurred.  Advertising costs do not include commissions for the sale of property or finders’ fees incurred for the successful raising of capital.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements (continued)

September 30, 2005 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

K.

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

L.

Options and Deposits on Land and Entitlement Costs

The Company has placed earnest money deposits or deposits to acquire options for the purchase of two properties totaling $100,000 at December 31, 2004. In 2005, the Company has placed additional earnest money on parcels and has incurred costs totaling $1,439,251 at September 30, 2005 to entitle such parcels for which existing deposits have been placed. The terms of the purchase agreements provide for property review periods during which the deposits may be refunded upon written notice of unsuitability.  Upon expiration of the review periods, the deposits become non-refundable as liquidated damages to the seller if the purchase does not close. The Company’s policy is to capitalize entitlement costs and applicable deposits incurred as other assets until such time as the properties are purchased. As of September 30, 2005, the Company had purchased one property totaling $3,446,961. This amount includes capitalized costs, including associated water rights, entitlement costs and applicable deposits. The purchased property is recorded as Properties Held for Sale.  In addition, at September 30, 2005 an agreement was entered into wherein the Company reassigned rights for two separate properties in return for future proceeds to be realized in December, 2005 and January, 2006, respectively. Land deposits and associated entitlement costs total $359,555 at September 30, 2005 and are included in Properties Held for Sale.

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Notes to Financial Statements (continued)

September 30, 2005 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

M.    Net loss per common unit

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

We have received no revenues from the sale or development of property as of December 31, 2004 or September 30, 2005. However, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in the coming 12 months.

Our operations are currently funded by capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Three months ended
	September 30,
	2005		2004
Revenue, net	$	- 0 -	$	- 0 -

Gross profit (loss)		(949,048)		(171,524)

Operating loss		(949,048)		(171,524)

Other income (expense)		11,553		- 0 -

Net income (loss)		(937,495)		(171,524)

__________________________________________________________________________________________________

	September 30, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$2,792,141	$2,341,332

Total Current Assets	2,844,641	2,341,332

Total Assets	7,192,005	2,457,372

Total Current Liabilities	687,783	333,875

Total stockholders’ equity	$6,504,222	$2,457,372

__________________________________________________________________________________________________

Discussion

During the three month period ended September 30, 2005 our revenues from operations were limited due to the fact that we received no funds from the sale of any property. During the three month period we continued to focus on locating, acquiring rights to, and entitling target properties. During the period, we terminated our efforts to acquire and entitle properties located in Tennessee and Mesquite, Nevada. Our unrecoverable deposit and entitlement costs incurred on those properties equals $215,121 and $43,241.52, respectively. Also during the period, we paid the entire purchase price one of the three properties that we have under contract in Tooele County Utah. The purchase price due for the 109 acre parcel was $2,952,960, plus $478,550 for a pro rata share of the water rights for that property. The Tooele property is located approximately 30 miles west of downtown Salt Lake City, Utah. We are assessing the entitlement steps and/or are working through the entitlement process each of the properties upon which we have placed deposits.  If we elect to complete the purchases, we will fund the purchase price with a combination of existing cash on hand, new investment money and/or the proceeds of a sale of our interests to a third party. During the three month period ended September 30, 2005, we continued to incur entitlement costs on properties under contract. None of these activities have produced revenues. We expect that revenues from the reassignment of the Fresno California properties will commence in the fourth quarter of 2005 or in the first quarter of 2006.

Our general and administrative expenses totaled $690,685 during the third quarter of 2005, compared to $171,524 during the comparable three month period ended September 30, 2004. The increase in general and administrative expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs and professional services. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters, while we anticipate that our total revenues during such period will increase.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $2,792,141, compared to $1,021,598 on the same date one year earlier, and $2,341,332 at December 31, 2004. Our increased cash balance during the third quarter of 2005 is largely attributable to the offering and sale of our member units in a series of private offerings. In private offerings through September 30, 2005, we have raised gross proceeds of $9,932,296.

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

Item 3.  Controls and Procedures

(A) Evaluation of disclosure controls and procedures

Controls and Procedures on the Form 10-QSB filed August 16, 2005 discussed an evaluation performed under the supervision of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act).  As a result of the evaluation deficiencies were identified.  These deficiencies included separation of incompatible duties and restricted access relating to cash and equity.  Also, existent deficiencies in controls over cash and equity recording activities were discovered.  As of October 6, 2005, internal controls have been implemented to address these and other deficiencies identified, the most notable of which is the Company’s hiring of a controller in August, 2005.  Other internal controls implemented are discussed in the following paragraphs.

(B) Changes in internal controls

Internal controls implemented and relating to the separation of incompatible duties and restricted access of cash include the following activities (most of these controls were implemented prior to the evaluation of internal controls):

1)

Checks are signed when needed, and not in advance,

2)

Checks are signed by authorized signers, currently Mr. Douglas Child, Chief Financial Officer,

3)

Checks are not returned to the preparer after signing is complete (this procedure was implemented in response to a deficiency identified in management’s evaluation of internal controls),

4)

Passwords exist for individuals authorized to make debit memos and wire transfers,

5)

Bank accounts are reconciled by a person independent of the cash receipts and disbursements function,

6)

Upon receipt of mail, daily cash receipts are recorded independent of the cash and bookkeeping functions,

7)

Cash receipts are deposited intact and on the same day,

8)

All bank accounts and check signers are authorized by the board of directors or owner/manager, currently Mr. Kirby Cochran, Chief Executive Officer,

9)

Checks payable to cash or bearer are prohibited, and

10)

Employees with cash disbursement and bank reconciliation duties are required to take vacations, and other employees are required to perform those functions when the employee is absent

Also, internal controls relating to the recording of cash have been implemented.  They include the following activities:

1)

Checks are prenumbered, their sequence is regularly accounted for, and unissued checks are controlled and kept in a secure location,

2)

Bank accounts are reconciled by a person independent of the cash receipts and disbursements function,

3)

Bank accounts are reconciled regularly and reconciliations are reviewed by an owner/manager,

4)

Stale checks are followed up on periodically by an individual independent of the cash disbursement function,

5)

A list of daily cash receipts are compared to the day’s recordings by an individual independent of the cash receipts function,

6)

Owner/manager and other appropriate individuals daily compare cash receipts and disbursements to budgeted (forecasted) cash receipts and disbursements and follows up on significant variances,

7)

Checks are prepared only after matching supporting documentation,

8)

The check signer reviews all supporting documentation,

9)

Cash receipts and checks are recorded upon issuance, and

10)

Cash receipts and disbursements are periodically reviewed by the owner/manager or other appropriate person

Internal controls implemented and relating to the separation of incompatible duties and restricted access of equity include the following:

1)

Segregation of the following duties exist:

a.

Approving membership units and other equity transactions

b.

Issuing, transferring, and canceling stock certificates

c.

Maintaining detailed stockholder records

d.

Processing cash receipts and disbursements (dividends)

2)

Computerized equity records are limited to those with a logical need for such access

Also, internal controls relating to the recording of equity have been implemented.  They include the following activities:

1)

Stock certificates are numbered and sequentially issued, and unissued certificates are safeguarded,

2)

Stock records are monitored and periodically reconciled to the general ledger,

3)

Reconciliations are reviewed by the owner/manager or other appropriate person,

4)

All shares issued are appropriately authorized, and

5)

All dividends and other equity transactions are approved by the board of directors

These procedures have been implemented in response to management’s identification of deficiencies in internal controls relating to equity transactions.  The utilization of an independent transfer agent was also added as a control procedure at management’s request.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2005, we received $3,602,296 from the sale of securities. We commenced a private placement of our securities in July. We sold 720,459 investment units, each investment unit consisting of one common unit and one series D preferred unit at a total per investment unit price of $5.00. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company's counsel that registration is not required under the Securities Act of 1933.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  November 11, 2005

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)