Form 10KSB
period 2005-12-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2006-04-03
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to                                          .

000-51230
(Commission File No.)

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

____________________________________________________________________________

(name of small business issuer in its charter)

California	20-1077312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire, PH 1000, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 385-5970

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Units, no par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  _____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-common voting equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 27, 2006 was: not applicable. There is no market for our securities and we have not requested that a ticker symbol be issued.

The number of outstanding shares of the registrant’s Common Units, no par value, as of March 25, 2006 was 22,367,366 common member units.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format: Yes ☐ No ☒

_____________________________________________________________________________

TABLE OF CONTENTS

		Page
PART I

Item 1.	Description of Business	4

Item 2.	Description of Property	6

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
	Issuer Purchases of Equity Securities	8

Item 6.	Plan of Operation	9

Item 7.	Financial Statements	11

Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	11

Item 8A.	Controls and Procedures	11

Item 8B.	Other Information	12

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	13

Item 10.	Executive Compensation	15

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	16

Item 12.	Certain Relationships and Related Transactions	17

Item 13.	Exhibits	18

Item 14.	Principal Accountant Fees and Services	19

SIGNATURES		19

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

·	continued development of our technology;
·	dependence on key personnel;

·	competitive factors;
·	the operation of our business; and

·	general economic conditions.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Business

We are a residential and commercial land development company with target properties located primarily in the Western United States. Our principal activities are securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for the purchase of the properties, improving the properties’ infrastructure and amenities, and selling the properties. We do not actually enter into option contracts, but rather place deposits on land to hold it while we consider whether or not to purchase it. Thus, we have the option to fully purchase the land, but we are not actually entering into an option contract per se. Properties we target may have end uses that range from residential, multifamily, retail, office, to industrial. Our officers may also consider other opportunities, such as locating properties we believe are priced at a value and later reselling them without making improvements.

From our inception through December 31, 2005, we have paid a total of $16,797,863 on deposits, purchase and entitlement in connection with fifteen parcels of undeveloped land. We currently have rights to purchase, have purchased, or have receivables due from twelve of these parcels totaling 1,252 acres. The parcels are located in California, Arizona and Utah.

As of March 27, 2006, we have paid deposits on properties located in California, Arizona, Tennessee, Nevada and Utah. We have walked away from our obligations and rights to all properties in Nevada and Tennessee due to the fact that the properties no longer appeared to fit into our business model. The amounts of money that we invested in connection with these properties which we will be unable to recover and have written off is $246,518.  We currently have purchased or placed deposits on a total of twelve parcels. Four parcels totaling 660 acres are located in California, five parcels totaling 441 acres are located in Utah and two parcels totaling 237 acres are located in Arizona. The parcels are described in more detail in the section entitled “Item 2. Description Of Property” below.

Marketing

We do not intend to market properties to the general public.  Currently, our management intends to sell improved property directly to buyers that they locate through contacts rather than commission based brokers. Our management team’s contacts include hundreds of past and present as well as future anticipated business associates and friends. In some cases the contacts may be affiliated with each other or members of our management team.

Competition

Our competitors include established real estate development companies. Many of our current and potential competitors have longer operating histories and financial, sales, marketing and other resources substantially greater than those we possess. As a result, our competitors may be able to adapt more quickly to changes in the real estate market or to devote greater resources than we can to the sales of our real estate projects. For example, resistance among groups who wish to curb the building development growth in the area to preserve the status quo of an area may be more easily offset by larger firms with more resources that can afford larger and perhaps more skilled professional teams to respond to regulatory issues or organizational interference. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors. As the market for real estate development has evolved, price competition and ability to purchase prime real estate for development has intensified and is likely to continue to intensify. Such competition could adversely affect our gross profits, margins and results of operations. There can be no assurance that we will be able to compete successfully with existing or new competitors. Most of our competitors have substantially greater financial resources than we have, and they have much larger staffs allowing them to analyze more potential transactions, entitle land more quickly and sell it sooner and for more money.

Governmental and Environmental Regulation

The housing and land development industries are subject to increasing environmental, building, zoning and real estate sales regulations by various federal, state and local authorities. Such regulations affect home building by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design, as well as the manner in which we conduct sales activities and otherwise deal with customers. Such regulations affect development activities by directly affecting the viability and timing of projects.

We must obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development (including possibly in ongoing projects), building moratoria may be imposed. As a result, we may need to devote an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, we may be required to obtain additional approvals or modifications of approvals previously obtained or even stop all work. Such increasing regulation may result in a significant increase in time (and related carrying costs) between our initial acquisition of land and the commencement and completion of its developments.

Before we can develop a property, we must obtain a variety of discretionary approvals from local and state governments, as well as the federal government in certain circumstances, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, our ability to develop properties and realize income from such projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.

We may be required to expend significant financial and managerial resources to comply with environmental regulations and local permitting requirements. Although we believe that our operations will be in general compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate.

Available Information

Our internet address is http://www.castlearch.com. Our filings with the Securities and Exchange Commission (“SEC”), including this annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible and available to the public to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reports are also available at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Tooele County Utah Properties

During 2005, we completed the purchase of 264 acres of raw land in Tooele, Utah for $7,172,453, plus water rights for $1,139,406. We intend for the property to be a family residential development. We expect to complete entitlements for 900 to 1,000 single-family homes on the properties, including multi-family residences, over the coming months. We have incurred $74,063 in entitlement costs in the form of government filing fees, engineering fees and legal fees in connection with planning and approvals, Tooele zoning entitlements, conceptual and master land use plan, noise assessment study, and annexation requests. We are currently waiting for Tooele’s City council to approve annexation of our properties. Once this occurs, we will have substantially completed the entitlement process. We are selling the lots in three phases. We believe that we will be able to sell approximately 30% of the lots within the next 12 months. We anticipate selling the lots to home builders.

We targeted the Tooele area because of its sustained growth. According to the most recent US Census, Tooele’s population is growing. Members of our management who live and work in northern Utah observe that much of the growth is attributable to young families who find the cost of new homes in Tooele attractive in comparison to those in Salt Lake City.

Our management believes that almost half of Tooele’s workforce commutes 20 to 30 miles on Interstate 80 to jobs in neighboring Salt Lake valley. Tooele’s local economy is starting to keep pace, led by retail and other services to support the growing population. A major boost to the employment base came from the Utah Industrial Depot, a converted military base, now home to some 60 private employers including a 195,000 square-foot Freightliner truck refurbishing facility. The Depot is about four miles from Castle Arch’s properties.

Other major employment sectors in Tooele County are government, military, manufacturing, environmental services and distribution, including a Wal-Mart regional distribution center in nearby Grantsville. The recently completed Miller Motor Sports Park will be a major motor sports venue and is scheduled to begin hosting national circuit events in June 2006. Just ten minutes from the Castle Arch property, the Park is expected to spur additional recreational, lodging and hospitality development in the area.

The Castle Arch project lies at the northern end of the Tooele municipality, seven miles from Interstate 80 and close to schools, community amenities and shopping, including a Wal-Mart SuperCenter, two grocery supermarkets, and a Home Depot store scheduled for completion in spring of 2006.

Other Properties

During 2005, we placed deposits on two properties totaling 320 acres in Imperial County, California. The total purchase price is $15.58 million. We have deposited a total of $200,000 toward the purchase of those properties. We have incurred $74,063 in entitlement costs in the form of government filing fees, engineering fees and legal fees in connection with planning and civil engineering services, environmental site assessment, biological study, burrowing owl survey, tentative subdivision map, engineering services, site assessment, preparation of conceptual layout, biological assessment, research and reporting, environmental consulting services. We currently cannot move forward with the project until we overcome issues in connection with the California Land Conservation Act of 1965, commonly referred to as the Williamson Act. The Williamson Act enables local governments to enter into contracts with private landowners for the purpose of restricting specific parcels of land to agricultural or related open space use. We are currently attempting to overcome possible restrictions.

We are involved in a legal dispute with a seller of two parcels of land in Heber City, Utah. We have incurred $12,645 in legal fees and other payments in connection with the attempted acquisition of the property.

Offices

We maintain administrative offices in Beverly Hills, California and also pay for a portion of the office expenses for Kirby D. Cochran and Douglas W. Child, two of our executive officers located in the State of Utah and for Jeff Austin our senior vice president located in Orange County California.   We are considering securing about 1,500 to 2,000 square feet of office space in the Salt Lake City, Utah where we will base our accounting and legal departments. We also intend to have a conference room and offices for one or more members of our executive management team. Once we have secured the space in Salt Lake City, we believe that we will have adequate leased space to accommodate current operations and that facilities for administrative personnel are adequate for expansion plans.  We also believe that expansion space is readily available in virtually all the markets in which we operate.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 16, 2006 there were approximately 329 holders of record of our common and preferred units. We have no outstanding options, warrants to purchase or securities convertible into our common equity. In addition, we have no common units that can be sold pursuant to Rule 144, and, we have no securities that are being publicly offered or that we are proposing to publicly offer.  There is no public market for our membership interests.  We have elected to be treated as a partnership for federal and state income tax purposes.  As a consequence, under current law, holders of membership interests will receive annual K-1 reports or direct allocations of profits or losses relating to our financial results.

Dividends

We intend that the first 40% of net profits will be paid as a dividend to holders of the common units to offset phantom income tax liability.  However, we are not bound to do so and may use profits to redeem preferred units and pay preferred dividends. In addition, we currently do not have, and may not have in the future, any net profits for distribution.

Once preferred units have been redeemed, if ever, earnings may be distributed to the holders of common units. Any future determination as to the distribution of cash dividends will depend upon the earnings and financial position at that time and such other factors as the Company’s board of directors may deem appropriate.

As of December 31, 2005, we have accrued $683,442 of 8% preferred unit distributions payable to preferred unit holders based on the period of time from receipt of funds related the preferred unit holder’s respective investment to date.

Recent Sales of Unregistered Securities

(1)

Between January 1, 2005 and June 2005, we issued and sold 908,333 common units and 2,725,000 series C preferred units to 54 accredited investors for a total of $2,725,000 in cash. The offering was part of an offering that commenced in December 2004 wherein inclusive of the units described above, we issued and sold a total of 1,100,000 common units and 3,300,000 series C preferred units to 62 accredited investors for a total of $3,330,000 in cash. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they did not involve a public offering We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company's counsel that registration is not required under the Securities Act of 1933.

(2)

Between July 2005 and December 2005, we issued and sold 2,659,167 common units and 2,659,167 series D preferred units to 198 accredited investors for a total of $13,295,836 in cash. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they did not involve a public offering We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company's counsel that registration is not required under the Securities Act of 1933.

(3)

During the twelve month period ended December 31, 2005 we issued 221,481 common units as finders’ fees valued at $346,638.  Of these amounts, 38,750 common units valued at $19,375 were issued in connection with the series A offering to seven people who introduced investors to us, 30,076 common units valued at $30,076 were issued in connection with the series B offering to twelve people who introduced investors to us, 84,451 common units valued at $126,678 were issued in connection with the series C offering to sixteen people who introduced investors to us, and 68,204 common units valued at $170,509 were issued in connection with the Series D offering to thirty people who introduced investors to us.  In many cases, the persons who introduced investors to us had the option of being paid with cash or a combination of cash and units. Common units representing finders’ and other consulting fees are valued in our financial statements based on payment options available to the recipient which provide payment in the form of cash only, or a combination of cash and units. Accordingly, the valuation of common units to be paid for finders’ and consulting fees is based on the amount of cash the individual would have been paid had he or she selected the “cash only” option less the amount of cash he would have been paid for the cash and units option.  This value was used for all finders’ and consulting fees to be paid in the form of common units in each respective private placement regardless of whether the individual actually elected the “cash only” option.  We have disclosed this method of valuation in the footnotes to our financial statements.  We issued the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. We believe that this sale of securities did not involve a public offering because it involved the issuance of a relatively small amount of our securities to a limited number of individuals with whom we already had a relationship.

(4)

During the twelve month period ended December 31, 2005 we issued 22,500 common units valued at $41,250 to the four members of our advisory council.  Of these amounts, 15,000 common units valued at $22,500 were issued during the series C offering, and 7,500 common units valued at $18,750 were issued during the series D offering.  In addition, we issued 25,000 units valued at $37,500 as advisory fees to the people. We issued the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. We believe that this sale of securities did not involve a public offering because it involved the issuance of a relatively small amount of our securities to a limited number of individuals with whom we already had a relationship.

ITEM 6. PLAN OF OPERATION

Results of Operations

We were organized on April 15, 2004 and have not had any revenues.  Our business plan has been formed and we have commenced implementation of our plan by acquiring rights to two parcels of land as discussed in the Item 1 “Description of Business” and Item 2 “Description of Property.”

Financial Condition

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

We have received no revenues from the sale or development of property as of December 31, 2004 or December 31, 2005. However, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in the coming 12 months.

Our operations are currently funded by capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Twelve months ended
	December 31,
	2005		2004
Revenue, net	$	- 0 -	$	- 0 -

Gross profit (loss)		(2,551,112)		(352,939)

Operating loss		(2,551,112)		(352,939)

Other income (expense)		48,761		1,871

Net income (loss)		(2,502,351)		(351,068)

__________________________________________________________________________

	December 31, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$4,030,912	$2,341,332

Total Current Assets	4,159,091	2,341,332

Total Assets	14,148,656	2,457,372

Total Current Liabilities	1,050,680	333,875

Total stockholders’ equity	$13,097,976	$2,457,372

___________________________________________________________________________

Discussion

During the twelve month period ended December 31, 2005 our revenues from operations were limited due to the fact that we received no funds from the sale of any property. During the twelve month period we continued to focus on locating, acquiring rights to, and entitling target properties. During the period, we completed the purchase of 264 acres of raw land in Tooele, Utah for $7,172,453, plus water rights for $1,139,406.  Also during the period, we placed deposits on two properties totaling 320 acres in Imperial County, California. The total purchase price is $15.58 million. We have deposited a total of $200,000 toward the purchase of those properties. We have incurred $108,144 in entitlement costs toward the Imperial properties. Also during the period, we terminated our efforts to acquire and entitle properties located in Tennessee and Mesquite, Nevada. Our unrecoverable deposit and entitlement costs incurred on those properties equals $215,121 and $30,242, respectively.

For all of the properties that we own or have obtained purchase rights, we assess the entitlement steps and/or are work the properties through the entitlement process.  For properties which we have yet to purchase, if we elect to complete the purchases, we will fund the purchase price with a combination of existing cash on hand, new investment money and/or the proceeds of a sale of our interests to a third party. During the twelve month period ended December 31, 2005, we continued to incur entitlement costs on properties under contract. None of these activities have produced revenues. We expect that revenues from the reassignment of the Fresno California properties will commence in 2006.

Our operating expenses totaled $2,551,112 during the twelve month period ended December 31, 2005, compared to $352,939 during the comparable twelve month period ended December 31, 2004. The increase in operating expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs, professional services and the costs of terminating purchase agreements, i.e., the forfeiture of deposits. We anticipate that our general and administrative expenses will continue to rise in the coming twelve months due to increased entitlement activities. We anticipate that our total revenues during such period will also increase as a result of revenues derived from the reassignment of the Coalinga and Firebaugh properties and the sale of residential building lots out of the Tooele properties.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $4,030,912, compared to $2,341,332 at December 31, 2004. Our increased cash balance as of December 31, 2005 is largely attributable to the offering and sale of our member units in a series of private offerings. In private offerings through December 31, 2005, we have raised gross proceeds of $17,626,701.

Proceeds from the private offering and expected revenues will be sufficient to for us to survive as a going concern for the next 12 months. However, additional funding will be and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Report of Independent Registered Public Accounting Firm on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation.

As described in Item 3 in each  of our Forms 10-QSB/A for the three-month periods ended September 30, 2005 and June 30, 2005, significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting included the following:

1)

Internal controls implemented and related to separation of incompatible duties and restricted access of cash, including the following activities:

i.

Checks are not returned to the preparer after signing is complete (this procedure was implemented in response to a deficiency identified in management’s evaluation of internal controls),

ii.

Bank accounts are reconciled by a person independent of the cash receipts and disbursements function,

iii.

Upon receipt of mail, daily cash receipts are recorded independent of the cash and bookkeeping functions,

iv.

Employees with cash disbursement and bank reconciliation duties are required to take vacations, and other employees are required to perform those functions when the employee is absent

2)

Internal controls implemented and related to the recording of cash.  They include the following activities:

i.

Bank accounts are reconciled by a person independent of the cash receipts and disbursements function,

ii.

A list of daily cash receipts are compared to the day’s recordings by an individual independent of the cash receipts function,

iii.

Owner/manager and other appropriate individuals daily compare cash receipts and disbursements to budgeted (forecasted) cash receipts and disbursements and follows up on significant variances,

3)

Internal controls implemented and related to the separation of incompatible duties and restricted access of equity, including the following:

i.

Segregation of the following duties:

a.

Approving membership units and other equity transactions

b.

Issuing, transferring, and canceling stock certificates

c.

Maintaining detailed stockholder records

d.

Processing cash receipts and disbursements (dividends)

ii.

Computerized equity records are limited to those with a logical need for such access

4)

Internal controls relating to the recording of equity have been implemented.  They include the following activities:

i.

Stock certificates are numbered and sequentially issued, and unissued certificates are safeguarded,

ii.

Stock records are monitored and periodically reconciled to the general ledger,

iii.

Reconciliations are reviewed by the owner/manager or other appropriate person,

iv.

All dividends and other equity transactions are approved by the board of directors

Note: The utilization of an independent transfer agent was also added as a control procedure at management’s request.

Other than the changes in our system of internal control over financial reporting discussed above, there have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2005 through the date of the filing of this From 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources, and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows information about our executive officers and directors as of December 31, 2005:

Name	Age	Position

Kirby D. Cochran	51	Chairman & Chief Executive Officer

Robert D. Geringer	46	Director and President

Douglas W. Child	45	Director and Chief Financial Officer

Jeff Austin	50	Director and Senior Vice President

William Warwick	70	Director

Kirby D. Cochran chief executive officer and chairman of the board of directors, age 51, has extensive knowledge and experience investing in growth, emerging growth and established operating companies. He has bought and sold millions of dollars of real estate throughout his career, with a primary focus on raw land including a 70-acre development in Wyoming. In the past five years, Mr. Cochran has been an angel investor and business consultant, assisting over a dozen growth stage companies with their strategy and operations.

Mr. Cochran holds an MBA from North Dakota State University and has taught graduate school for several years as an adjunct professor in the Business and Finance departments at the University of Utah. He teaches courses in finance, business strategy, analysis, growth and venture financing. His teaching has given him the time and ability to develop proprietary capitalization models using debt and equity instruments for the investment, acquisition and operations of companies.

Robert Geringer, president and member of the board of directors, age 46, is a licensed attorney with practical and legal experience in development, finance, taxation syndications, and mergers and acquisitions. He has participated in the management of several real estate development companies in various locations across the United States.

An approved HUD developer, Mr. Geringer is highly experienced in the development of single-family residential, commercial and specialty use real estate. Projects in which Mr. Geringer has been involved include the formation, development, management and continuing operation of commercial and residential real estate projects in California, Tennessee, New Mexico and Texas.

Mr. Geringer recently completed the development of a 240-unit multi-family facility in San Antonio, Texas and a 175-lot residential project in Brentwood, Tennessee. He was also instrumental in the acquisition and build-to-suit development of a distressed property for Federal Express and The Los Angeles Times (Times Mirror Corporation).

Mr. Geringer has been involved in most phases of business formation and operations and has served in the capacity of both officer and director in numerous companies. He received his B.A. in Economics from UCLA in 1981, and his J.D. from Southwestern University in 1985. He also holds an LLM in Taxation from New York University.

Douglas W. Child, chief financial officer and member of the board of directors, age 45, is the Managing Partner of Child, Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants. As the managing member of two other real estate and holding companies, Mr. Child is experienced in a broad array of real estate areas including: residential development, residential foreclosures of both conventional and HUD mortgages and real estate taxation. He is also acensed mortgage broker with numerous high-level contacts in the real estate industry.

As a member of the American Institute of Certified Public Accountants (AICPA), Mr. Child has over 18 years of audit, tax and management consulting experience with both Ernst & Young and in his own accounting practices.

Mr. Child’s specialties include financial statement and compliance audits for publicly held entities, private investment funds, small businesses, and non-profit organizations. He has served as an expert witness in numerous depositions ranging from breaches of contract to valuation of property issues. In addition to managing the income tax practices of Ernst & Young’s Small Business Advisory Services and his own practices, Mr. Child has also performed business valuations for several entities.

Mr. Child’s firm, Child, Van Wagoner & Bradshaw, PLLC, is registered with the newly formed Public Company Accounting Oversight Board, which qualifies his firm to perform public accounting audits. He is a graduate of Utah State University with a B.S. in Accounting, and is licensed as a CPA in Utah, Wyoming, Colorado, Idaho, Nevada, Missouri and Montana.

Jeff Austin, senior vice president and member of the board of directors, age 50, has over 25 years of experience in sales and marketing. He was brought onboard for his ability and experience in leveraging teamwork and accountability to elevate service-focused organizations to new levels of performance. He has focused on building and growing companies through by attracting strategic partners and building relationships between and within businesses.

Mr. Austin’s industry experience includes high tech, financial, medical and real estate software services. He is the former President of FIS Inc., where he led the company’s development and marketing of Enterprise Facility and Portfolio Real Estate Management software products on an international scale. His responsibilities included direction of sales, services and marketing to Fortune 100 companies as well as the Federal Government. He is also a former Vice President of Sales for Qwest Communications, Corio Inc., JBA International and PeopleSoft.

Mr. Austin has personally invested in and purchased several million dollars of real estate properties and companies, including several apartments, residential properties and real estate focused limited partnerships. Further, under his guidance FIS developed application software to manage some of the largest real estate properties in the world for companies including Sprint, Cisco, Verizon, Corning, Intel and many other high profile customers. Mr. Austin received his B.S. in Business Marketing from the University of Colorado.

William Warwick, independent member of the board of directors Mr. Warwick, age 70, is a business consultant with over 40 years of experience, primarily in the telecommunications industry. Mr. Warwick most recently served as Senior Vice President, AT&T, and Chairman and CEO, AT&T China, Ltd. and continues to serve as Chairman, AT&T China.

Mr. Warwick has served: on the board of directors for the US/China Business Council, Beijing, 1994-1996; as Chairman of the Board, American Chamber of Commerce, Beijing, 1995; Board of Trustees, New Jersey Business and Industry Association, 1988-1994; Vice-Chairman of the Board, New Jersey Business and Industry Association, 1992-1993; Board of Directors, New Jersey Manufacturers Insurance Company, 1988-1994; Vice Chairman of the Board, New Jersey Manufacturers Insurance Company, 1992-1993; and the Board of Directors, Semiconductor Industry Association, 1987-1993.

Limitation on Liability and Indemnification of Directors and Officers

Our Amended Operating Agreement provides that no director or officer shall have any liability to the Company if the person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our Amended Operating Agreement provides that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices. However, nothing in our Amended Operating Agreement protects or indemnifies a director, officer, employee or agent against any liability to which he would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office. To the extent that a director has been successful in defense of any proceeding, the California Corporations Code, as amended (the “Corps.C. Sec.17000, et seq.”), provides that he or she shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that despite the fact that there is no market for its securities, during the fiscal year ended December 31, 2005, Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were not complied with. We expect that within the coming weeks that our Directors, officers, and greater than ten percent beneficial owners will file Form 3’s necessary to fully comply with Section 16(a) filing requirements applicable to each of them.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended December 31, 2005 to our named executive officers is detailed in the following table.

					Long-Term Compensation
		Annual Compensation			Awards	Payouts	All Other Compen-sation
Name and Principal Position	Year	Salary(5)	Bonus	Other Annual Compensation	Securities Underlying Options(#)	LTIP Payouts

Kirby D. Cochran (1) Chairman and CEO	2005	$281,000	$—	$—	—	$—	$—

Robert D. Geringer (2) President	2005	$281,000	$—	$—	—	$—	$—

Douglas W. Child (3) CFO	2005	$170,000	$—	$—	—	$—	$—

Jeff Austin (4) SVP	2005	$170,000	$—	$—	—	$—	$—

(1)

Kirby D. Cochran is currently compensated $25,000 per month.

(2)

Robert D. Geringer is currently compensated $25,000 per month.

(3)

Douglas W. Child is currently compensation $7,500 per month.

(4)

Jeff Austin is currently compensated $15,000 per month.

(5)

Each of our executive officers receives $2,000 per month toward reimbursement for expenses. These expenses are reflected in the total 2004 salary totals.

Long-Term Incentive Plan Awards/Employment Agreements

We do not maintain any long-term incentive plans. However, our board of directors may adopt, with member approval, an option plan where up to 20% of our authorized common units may be purchased by employees.  The option plan may provide for the grant of nonstatutory unit options and the grant of unit purchase rights both our employees, non-employee directors, consultants and advisors, and to the employees, non-employee directors, consultants and advisors of subsidiary corporations.  Under the option plan, the exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the option plan, be paid in cash, cash equivalents, promissory notes, surrender of stock, a cashless exercise, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

We have consulting agreements with each of our four executives.  The consulting agreements are substantially similar except with respect to compensation.  Each agreement provides for:

•          An at will term that may be terminated with one week notice by the executive or the company;

•          A monthly consulting fee, plus reimbursement of expenses; and

•          A covenant to not render or perform any services for any other corporation, firm, entity or person which would impair the executive’s ability to perform his duties to us.

Under the consulting agreements, Messrs. Cochran and Geringer are entitled to $25,000 per month, respectively, in compensation. Messrs. Child and Austin are entitled to $15,000 per month each. In addition to their base compensation, each of our officers receives a monthly $2,000 fee for reimbursement of expenses.

Significant Employees

Except for our executive officers, we have no significant employees.

Option Grants

We did not grant any options to our executive officers in the fiscal year ended December 31, 2005.

Option Exercises and Year-End Option Values

None of our executive officers held any options as of December 31, 2005.

Compensation of Our Independent Directors

Each of our directors who are not also an employee receives director fees not to exceed $25,000 per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about the beneficial ownership of our common stock as of December 31, 2005 by:

*

each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

*    each of our directors and named executive officers;

*    all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.  The percentage of beneficial ownership of our common units subject to this registration statement is based on a total of 22,367,366 common units outstanding as of December 31, 2005. Preferred units which we intend to redeem at prices ranging from $1.00 to $5.00 per unit total 8,959,167 issued and outstanding of which 576,500 or 6.45% are owned by our executive officers.

Name and Address of Beneficial Owner	Number of Common Units Beneficially Owned (1)	Percentage of Class

Kirby D. Cochran (2) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	8,106,167	36.79%

Robert D. Geringer (3) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	4,106,167	18.64%

Jeff Austin (4)(5) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	2,509,167	11.39%

Douglas W. Child (6) 1284 Flint Meadow Dr., Suite D Kaysville, UT 84037	850,883	3.86%

All current directors and executive officers as a group (4 persons)	15,572,334	70.68%

(1)

Units include common units only; Our preferred shares are not convertible into commons shares or other voting shares.

(2)

Kirby D. Cochran is our chief executive officer and a member of our board of directors and owns a total of 8,270,667 units consisting of 8,106,167 common units and 164,500 preferred units.

(3)

Robert D. Geringer is our president and a member of our board of directors and owns a total of 4,270,667 units consisting of 4,106,167 common units and 164,500 preferred units.

(4)

Jeff Austin is our senior vice president and a member of our board of directors and owns a total of 2,676,000 units consisting of 2,509,167 common units and 167,500 preferred units.

(5)

Douglas W. Child is our chief Financial officer and a member of our board of directors and owns a total of 930,833 units consisting of 850,833 common units and 80,000 preferred units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions since our inception to which we were a party in which any officer director or owner of 10% or more of our common units had a direct or indirect material interest other than benefits shared equally (pro rata) by all holders of our common units. In the future, we believe that the terms of transactions benefiting our officers, directors or 10% owners to be at least as favorable to us as we would expect to negotiate with unrelated third parties.

Our officers and certain of the board members engage in a wide range of activities, including financial advisory, real estate investment, managing private investments, teaching university classes and private equity and venture capital activities. In the ordinary course of their business, therefore, they may engage in activities that may conflict with our interests.

Transactions by the Management

Our executive officers or directors may pursue acquisitions of assets and businesses in connection with their existing businesses or a new line of business without first offering such opportunities to us.

Our Executive Officers’ or Directors’ Other Business Activities

Our executive officers or directors are involved in a variety of business and professional activities outside of managing our operations.  These other activities may result in a conflict with respect to the allocation of management resources away from our operations and to other activities.

Diverse Membership; Relationships with Members

Owners of our securities may include persons or entities organized in various jurisdictions, including the United States and Asian and European countries, which may have conflicting investment, tax and other interests with respect to their investments in us. The conflicting interests of particular members may relate to or arise from, among other things, the nature of investments made by us, the structuring of the acquisition of real estate investments, and the timing of disposition of real estate investments. Such structuring of our investments and other factors may result in different returns being realized by different members. As a consequence, conflicts of interest may arise in connection with decisions made by our management, including with respect to the nature of structuring of real estate investments, which may be more beneficial for one member than for another member, especially with respect to the member’s particular tax situations.

Management of the Company

Our Management devotes only such time to our operations as they, in their sole discretion deem necessary to carry out our operations effectively. Except as described above, our officers and directors work on other projects and conflicts of interest may arise in allocating management time, services or functions among such affiliates.

Limitation of Rights

The Operating Agreement provides that our management will not be liable for actions taken by them in good faith in furtherance of our business, and will be entitled to be indemnified by us in such cases. Therefore, our members may have a more limited right against the management, their affiliates and their respective related parties than they would have absent such limitations in the Operating Agreement. In addition, indemnification of the management, their affiliates and their respective related parties could deplete our assets possibly resulting in loss by the members of a portion or all of their investment.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the twelve months ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Bouwhuis, Morrill & Company, LLC for professional services rendered for the audit of the Company’s annual financial statements for the twelve month period ended December 31, 2005 was $9,067.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Castle Arch Real Estate Investment Company, LLC

We have audited the accompanying statement of financial condition of Castle Arch Real Estate Investment Company, LLC (a development stage company) as of December 31, 2005, and the related statements of operations, changes in members’ capital, and cash flow for the period from April 15, 2004 (inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castle Arch Real Estate Investment Company, LLC (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the period from April 15, 2004 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

   /s/ Bouwhuis, Morrill & Company

Bouwhuis, Morrill & Company, LLC

Layton, Utah

March 17, 2006

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statement of Financial Condition

December 31,
2005

ASSETS
Current assets:
Cash and cash equivalents	$4,030,912
Interest receivable	4,395
Notes receivable	100,000
Prepaid expenses	23,784
Total current assets	4,159,091

Property and equipment:
Office equipment	25,684
Less: accumulated depreciation	(4,096)
Net property and equipment	21,588

Other assets:
Properties held for sale	149,145
Other properties held for investment	8,563,918
Options, earnest money deposits, and
entitlement costs	1,254,914
Total other assets	9,967,977

Total assets	$14,148,656

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$367,238
Preferred unit distributions payable	683,442
Total current liabilities	1,050,680

Members’ Capital:
Common units, 22,028,148 issued and outstanding,
ranging from $.00 to $2.50 per unit	441,388
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	727,940
Non-managing members’ units, series B preferred,
2,000,000 units issued and outstanding, $1.00 per unit	1,536,156
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	2,716,800
Non-managing members’ units, series D preferred,
2,659,167 units issued and outstanding, $5.00 per unit	10,529,111
Accumulated deficit	(2,853,419)

Total members’ capital	13,097,976

Total liabilities and members’ capital	$14,148,656

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statement of Operations

		Period	Cumulative
	For the	from April 15,	from April 15,
	Year Ended	2004 (inception) to,	2004 (inception) to
	December 31, 2005	December 31, 2004	December 31, 2005

Revenues

Proceeds from sale of property, net
of cost of property sold	$-	$-	$-

Total revenues	-	-	-

Expenses

Salaries, wages and other
compensation	992,153	119,084	1,111,237
Selling and marketing expenses	281,694	-	281,694
Start-up and organizational costs	-	55,696	55,696
Office supplies and expenses	353,433	39,218	392,651
Legal and outside services	418,797	118,505	537,302
Costs of terminated purchase
agreements	245,363	-	245,363
Travel and lodging	161,890	19,144	181,034
Taxes and licenses	94,178	800	94,978
Depreciation	3,604	492	4,096

Total operating expenses	2,551,112	352,939	2,904,051

Net operating loss	(2,551,112)	-	(2,904,051)

Other income (expense)
Interest income	48,992	1,871	50,863
Interest expense	(231)	-	(231)
Total other income (expense)	48,761	1,871	50,632

Net loss and deficit accumulated
during development stage	$(2,502,351)	$(351,068)	$(2,853,419)

Loss per common unit	$(.16)	$(.02)

Weighted average units
outstanding	19,718,183	17,116,556

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statement of Cash Flows

		Period	Cumulative
	For the	from April 15,	from April 15,
	Year Ended	2004 (inception) to	2004 (inception) to
	December 31, 2005	December 31, 2004	December 31, 2005

Operating Activities
Net loss	$(2,502,351)	$(351,068)	$(2,853,419)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	3,604	492	4,096
Professional services paid in the form
of common units	78,750	-	78,750
Changes in operating assets and liabilities:
Interest receivable	(4,395)	-	(4,395)
Prepaid expenses	(23,784)	-	(23,784)
Accounts payable and accrued expenses	13,677	128,772	142,449
Due to related party	(20,000)	20,000	-
Properties held for sale	(149,145)	-	(149,145)
Properties held for investment	(8,563,918)	-	(8,563,918)
Net cash used in operating activities	(11,167,562)	(201,804)	(11,369,366)

Investing Activities
Option, earnest money, and
entitlement deposits	(1,105,018)	(80,000)	(1,185,018)
Note receivable	(100,000)	-	(100,000)
Purchase of property and equipment	(9,152)	(16,532)	(25,684)
Net cash used in investing activities	(1,214,170)	(96,532)	(1,310,702)

Financing Activities
Proceeds from issuance of member units
for cash (net of offering costs)	13,782,021	2,627,825	16,409,846
Proceeds from subscriptions receivable	301,134	-	301,134
Proceeds (payments) from issuance
of notes payable	(11,843)	11,843	-
Net cash provided by financing activities	14,071,312	2,639,668	16,710,980

Net increase in cash and cash equivalents	1,689,580	2,341,332	4,030,912
Cash at beginning of period	2,341,332	-	-
Cash at end of period	$4,030,912	$2,341,332	$4,030,912

Non-Cash Investing and Financing Activities:
Issuance of members’ units for subscriptions
receivable	$1,985,135	$301,134	$2,286,269
Distributions payable	$617,332	$66,110	$683,442
Deposit paid by related party	$-	$20,000	$20,000
Accrued finders’ fees (offering costs)	$67,744	$87,150	$154,894
Finders’ fees paid with common units	$345,184	$-	$345,184

Supplemental Disclosures
Cash paid for interest	$231	$-	$231

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statements of Changes in Members’ Capital

Period from April 15, 2004 (inception) to December 31, 2005

			Non-managing		Non-managing		Non-managing		Non-managing			Total
	Common Units		Members- Preferred Series A		Members-Series Preferred B		Members-Series Preferred C		Members-Series Preferred D		Accumulated	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Deficit	Capital
Balance (inception)
April 15, 2004	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -	$ -	$ -

Sale of common units
at $0.001 per unit	16,000,000	16,000	-	-	-	-	-	-	-	-	-	16,000

Sale of Series “A”
investment units
at $1.00 per unit	1,000,000	-	1,000,000	1,000,000	-	-	-	-	-	-	-	1,000,000

Sale of Series “B”
investment units
at $2.00 per unit	900,350	-	-	-	1,800,700	1,800,700	-	-	-	-	-	1,800,700

Sale of Series “C”
investment units
at $3.00 per unit	191,667	-	-	-	-	-	575,000	575,000	-	-	-	575,000

Subscriptions
receivable	-	-	-	-	-	(31,134)	-	(270,000)	-	-	-	(301,134)

Distributions
payable on
preferred units	-	-	-	(38,209)	-	(25,379)	-	(2,522)	-	-	-	(66,110)

Offering costs
paid upon
successful
offering	-	-	-	(154,610)	-	(280,223)	-	(115,058)	-	-	-	(549,891)

Net loss	-	-	-	-	-	-	-	-	-	-	(351,068)	(351,068)

Balance,	18,092,017	$16,000	1,000,000	$807,181	1,800,700	$1,463,964	575,000	$187,420	-	$ -	$(351,068)	$2,123,497
December 31, 2004

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statements of Changes in Members’ Capital (continued)

Period from April 15, 2004 (inception) to December 31, 2005

			Non-managing		Non-managing		Non-managing		Non-managing			Total
	Common Units		Members- Preferred Series A		Members-Series Preferred B		Members-Series Preferred C		Members-Series Preferred D		Accumulated	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Issuance of shares for
referral fees and
services	268,981	425,388	-	-	-	-	-	-	-	-	-	425,388
Sale of Series “B”
investment units
at $2.00 per unit	99,650	-	-	-	199,300	199,300	-	-	-	-	-	199,300
Sale of Series “C”
investment units
at $3.00 per unit	908,333	-	-	-	-	-	2,725,000	2,725,000	-	-	-	2,725,000

Sale of Series “D”
Investment units
at $5.00 per unit	2,659,167	-	-	-	-	-	-	-	2,659,167	13,295,836	-	13,295,836

Subscriptions
Receivable	-	-	-	-	-	-	-	-	-	(1,985,135)	-	(1,985,135)

Proceeds from
subscribed units	-	-	-	-	-	31,134	-	270,000	-	-	-	301,134

Distributions
payable on
preferred units	-	-	-	(79,241)	-	(157,098)	-	(205,159)	-	(175,834)	-	(617,332)

Offering costs paid
upon successful
offering	-	-	-	-	-	(1,144)	-	(260,461)	-	(605,756)	-	(867,361)

Net loss	-	-	-	-	-	-	-	-	-	-	(2,502,351)	(2,502,351)

Balance,	22,028,148	$441,388	1,000,000	$727,940	2,000,000	$1,536,156	3,300,000	$2,716,800	2,659,167	$10,529,111	$(2,853,419)	$13,097,976
December 31, 2005

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

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

The Company has commenced four private placements of membership units in the Company as follows:

Effective May 1, 2004, the placement of 1,000,000 Series A membership units consisting of one common and one preferred unit each at $1.00 per membership unit.

Effective July 20, 2004, the placement of 1,000,000 Series B membership units, consisting of one common and two preferred units each at $2.00 per membership unit.

Effective November 5, 2004, the placement of 1,000,000 Series C membership units, consisting of one common and three preferred units each at $3.00 per membership unit.

Effective June 30, 2005, the placement of 3,000,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.

Subsequent to December 31, 2005, and effective January 25, 2006, the Company elected to oversubscribe the Series D private placement; resulting in an additional 740,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit (see Note 4).

As of December 31, 2005 the Company had completed the Series A, B, and C private placement offerings, and had raised $13,295,836, representing 2,659,167 common units, of the Series D private placement.  Of this amount, $1,985,135 represents Series D subscribed units outstanding for which funds had not been received at December 31, 2005 and, accordingly, have been disclosed as membership units “subscriptions receivable” and offset against applicable equity accounts.

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

For the Year Ended December 31, 2005

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

The Company has not received revenues from the sale or development of property as of December 31, 2005 in accordance with its business plan.  Accordingly, the Company’s activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  All losses since inception have been considered as part of the Company’s development stage activities.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

B.

Method of Reporting and Use of Estimates

The Company’s financial statements are presented in accordance with U.S. generally accepted accounting principles (GAAP).  Such principles require the use of certain estimates and assumptions made by the Company’s management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates that may change in the near future include properties held for sale, if it becomes necessary to incur unexpected additional costs to prepare the properties for sale within the next twelve months.

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

E.

Uninsured Cash Balances

The Company maintains its corporate cash balances in various bank accounts at one bank.  Corporate cash accounts at banks are insured by the FDIC for up to $100,000.  Amounts in excess of insured limits was approximately $3,930,912 at December 31, 2005.  To date, the Company has not experienced any losses as a result of this excess and does not anticipate any such losses in the future.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

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

I.

Property and Equipment

Property, plant and equipment is stated at cost.  Depreciation is computed primarily using the straight-line method based on estimated useful lives of 5 years.

J.

Advertising Costs

The Company may incur costs of advertising which it will expense as incurred.  Advertising costs do not include commissions for the sale of property or finders’ fees incurred for the successful raising of capital.

K.  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured.  It requires that a financial instrument that is within its scope be classified as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 has not materially affected the Company’s reported loss, financial condition or cash flows.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary,

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

K.  Recent Accounting Pronouncements (continued)

as a result of ownership, contractual or other financial interests in the entity.  The adoption of FIN 46(R) has not materially affected the Company’s reported loss, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions.  The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance."  The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Early application is permitted and companies must apply the standard prospectively.  The adoption of the statement did not materially affect the Company at December 31, 2005.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  The statement supersedes Accounting Principles Board Opinion No. 25 (APB 25),

“Accounting for Stock Issued to Employees,” and requires both public and nonpublic entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, which fair value is estimated using an option-pricing model.  The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award.  The statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business owners and, accordingly, did not materially impact the Company as of December 31, 2005 (see Note 1, Item K).

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, when practicable.  The replacement of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations.

L.  Net Loss per Common Unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period.  Basic net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

L.  Net Loss per Common Unit (continued)

each common unit outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of common units for all dilutive potential common units outstanding during the period.  At December 31, 2005 the basic and diluted net loss per common unit is the same as there are no common unit equivalents outstanding.

Accumulated preferred unit distributions totaling $683,442 at December 31, 2005 have been included in the computation of net loss per common unit for the year then ended, resulting in an incremental increase in loss per unit of $.03.

M.

Options and Deposits on Land and Entitlement Costs

During 2005, the Company had successfully placed $1,680,000 in both earnest and increased deposits to acquire options for the purchase of ten properties.  In addition, the Company incurred costs totaling $406,469 during the year to entitle such parcels for which existing deposits have been placed.  Of these amounts, $1,120,000 in earnest and increased deposits and $134,914 in entitlement costs are recorded as options, earnest money deposits, and entitlement costs at December 31, 2005.  The terms of the purchase agreements provide for property review periods during which the deposits may be refunded upon written notice of unsuitability. Upon expiration of the review periods, the deposits become non-refundable as liquidated damages to the seller if the purchase does not close.  The Company’s policy is to capitalize entitlement costs and applicable deposits incurred as noncurrent assets until such time as the properties are sold.

At December 31, 2005 the Company had purchased three separate properties, totaling $7,172,454. Of this amount $490,000 represents associated earnest money and increased deposits, as well as extension fees incurred.  In addition, at December 31, 2005 the Company had incurred $71,648 in associated entitlement costs and purchased associated water rights totaling $1,139,406.  These amounts, totaling $8,383,508, have been reclassed from options, earnest money deposits, and entitlement costs and are included in properties held for investment totaling $8,563,918 at December 31, 2005.

In September, 2004, the Company entered into an Assignment and Assumption of Purchase and Sale Agreement (the “Assignment”) wherein the Company was assigned the rights to two properties by the seller of the original purchase agreements, which purchases were contingent upon the seller’s acquisition of the underlying properties.  In accordance with the Assignment, and in return for the assigned rights, the Company was to reimburse all land deposits and reasonable entitlement costs incurred by the seller to acquire and ready the underlying properties for ultimate sale.  Moreover, the seller would also participate proportionately in the sales and net profits realized by the Company as the properties were sold as residential lots to retail level developers.

In June, 2005, the Company entered into a Reassignment and Assumption of Purchase and Sale Agreement (the “Reassignment”) wherein the Company reassigned its rights to the two properties back to

.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

M.

 Options and Deposits on Land and Entitlement Costs (continued)

the original assignor of the Assignment.  In return, the Company was to receive future proceeds contingent upon the acquisition and sale of the underlying properties, which was originally expected to occur in December, 2005 and February 2006, respectively.  To date, the proceeds to be paid to the Company pursuant to the Reassignment have not been realized.  In addition, the Company’s obligation pursuant to the Assignment to reimburse land deposits and entitlement costs for the acquisition of the underlying properties was eliminated.

As of December 31, 2005 the Company had placed land deposits and incurred entitlement costs associated with the underlying properties of the Reassignment totaling $180,410 and $149,145, respectively.  Of these amounts, $180,410 associated with one property has been reclassed from options, earnest money deposits, and entitlement costs and recorded as other properties held for investment as the property is considered saleable only after other conditions are met, which the counterparty to the Reassignment is ultimately responsible for.  In addition, subsequent to December 31, 2005 the Company placed additional land deposits totaling $1,000,000 to facilitate the purchase of the one underlying property.  This amount has been included in other properties held for investment (see Note 5).

In December, 2004 and May, 2005, the Company entered into two separate agreements to purchase two properties and, accordingly, placed $2,375,000 during 2005 in earnest money and increased deposits for the options to purchase the properties.  In addition, at December 31, 2005 the Company had incurred $30,692 in associated entitlement costs.  As of December 31, 2005 the Company had decided to terminate these agreements, resulting in the partial loss of earnest and increased deposits placed.  Accordingly, for the periods ended December 31, 2005, $245,363, representing the partial loss and associated entitlement costs incurred, has been reclassed from options, earnest money deposits, and entitlement costs and expensed as costs of terminated purchase agreements.

N.

Properties Held for Sale

At December 31, 2005, the Company had placed land deposits and incurred entitlement costs associated with the second underlying property of the Reassignment totaling $149,145.  Accordingly, this amount has been reclassed from options, earnest money deposits, and entitlement costs to properties held for sale at December 31, 2005.

O.

Notes Receivable

At December 31, 2005, the Company had entered into two promissory notes receivable with a nonrelated entity, each note totaling $50,000.  Pursuant with the original terms, each note bore interest at 8 percent per annum and accrued interest along with principal was to be paid in full on or before March 14, and April 20, 2006, respectively.  At December 31, 2005, interest accrued on the two notes totaled $4,395 and is recorded as interest receivable accordingly.  In January, 2006, the Company extended the maturity date of the two promissory notes to December 31, 2006 and all accrued interest to date became due in full (see Note 5).

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

2.

COMMITMENTS AND CONTINGENCIES

At December 31, 2005 rollback taxes were assessed on the three properties purchased by the Company during 2005 (see Note 1, Item M).  Whereas the properties had previously been eligible for a favorable greenbelt assessment, the properties are now subject to less favorable assessments at fair market value due to the change in status from greenbelt to optimal use.  Accordingly, the difference between the actual taxes paid for each of the past five years and the taxes that would have been paid had the property been assessed at fair market value equals the rollback tax assessment totaling $93,378 which was recorded in accounts payable at December 31, 2005.

Management intends on performing additional due diligence to determine the appropriateness of payment as the taxes assessed are applicable to the five years prior to the acquisition by the Company.  Should the Company succeed in obtaining an adjustment to the property tax assessment, it may obtain a refund, resulting in a gain contingency which cannot be reasonably estimated at this time.

Included in options, earnest money deposits, and entitlement costs are deposits and fees on property located in California totaling $289,505.  The seller of the property had made certain misrepresentations regarding agricultural land conservation status.  As a result, the Company may be liable for penalties associated with compliance with certain statutes should the Company desire to continue its development plans.  If the Company decides to terminate the project it may lose some part of or all of the deposit amount.  The Company is currently working with the seller to obtain a refund or may cause the seller to pay the penalties which, once removed, will allow the Company to continue development.

3.

RELATED-PARTY TRANSACTIONS

Certain officers of the Company provide office facilities and administrative services to the Company.  For the period ended December 31, 2005, the Company paid $180,000 to these persons or entities for facilities and administrative services.

4.

MEMBERS’ EQUITY

Each membership unit issued to date consists of one common unit and any number of preferred units depending upon the offering.  The Company is authorized to issue up to 50,000,000 common units and 100,000,000 preferred units.

As of December 31, 2005 common units issued and outstanding totaled 20,028,148.  Of this amount, 16,268,981 represents founders’ capital and finders’ and other consulting fees paid in the form of common units.  Accordingly, the value attributable to the respective common units varies.  Founders’ capital consists of 16,000,000 common units issued and outstanding and was valued at $.001 per unit at inception of the Company.  Common units representing finders’ and other consulting fees are valued based on payment options available to the recipient which provide payment in the form of cash only, or a combination of cash and units. Accordingly, the valuation of common units to be paid for finders’ and consulting fees is based on the amount of cash the individual would have been paid had he or she selected

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

4.  MEMBERS’ EQUITY (continued)

the “cash only” option less the amount of cash he would have been paid for the cash and units option.  This value was used for all finders’ and consulting fees to be paid in the form of common units in each respective private placement regardless of whether the individual actually elected the “cash only” option.

Utilizing this valuation methodology, at December 31, 2005 the Company had issued the following common units to advisory council members and as finders’ fees:

Round	Number of Units Issued	Value per Unit	Total
Round A	38,750	$ .50	$ 19,375
Round B	30,076	1.00	30,076
Round C	124,451	1.50	186,677
Round D	75,704	2.50	189,260
Totals	268,981		$ 425,388

The Series A preferred units may be redeemed at a price of $1.00 per unit.  The Series A preferred units have preferred dividend rights equal to 8% per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series A preferred units and after the return of principal.  Holders of Series A preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series A preferred units at a rate of $1.00 per unit, plus any accrued preferred dividends.

The Series B preferred units can be redeemed at a price of $1.00 per unit.  The Series B preferred units have preferred dividend rights equal to 8% per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series B preferred units and after the return of principal.  Holders of Series B preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series B preferred units at a rate of $1.00 per unit, plus any accrued preferred dividends.

The Series C preferred units can be redeemed at a price of $1.00 per unit.  The Series C preferred units have preferred dividend rights equal to 8% per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series C preferred units and after the return of principal.  Holders of Series C preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series C preferred units at a rate of $1.00 per unit, plus any accrued preferred dividends.

The Series D preferred units can be redeemed at a price of $5.00 per unit.  The Series D preferred units have preferred dividend rights equal to 8% per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series D preferred units and after the return of principal.  Holders of Series D preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series D preferred units at a rate of $5.00 per unit, plus any accrued preferred dividends.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

4.  MEMBERS’ EQUITY (continued)

As of December 31, 2005, the Company had accrued $683,442 of 8% preferred unit distributions payable to preferred unit holders based on the period of time from receipt of funds related to the preferred unit holder’s respective investment to date.

The holders of the common units are entitled to one vote for each unit held of record by them and may not accumulate votes.  This means that the holders of more than 50% of the common units voting for the election of directors can elect all of the directors if they choose to do so.  In such event, the holders of the remaining common units will not be able to elect any person to the board of directors.  The holders of the common units are entitled to receive dividends when, and if declared by the board of directors out of funds legally available therefore, subject to payment of all accrued dividends on outstanding preferred units.  In the event of the Company’s liquidation, dissolution or winding up, the holders of the common units have the right to share proportionately in the Company’s remaining net assets after payment of the total liquidation preference of all outstanding preferred units.  Holders of common units, as such, have no conversion, preemptive or other subscription rights, and there are no redemption rights applicable to the common units.

In the future, the Company intends to raise working capital through sales of additional preferred units.  The board of directors has authority, in accordance with the provisions of the Company’s operating agreement, and without action by the members, to designate and issue all or any portion of the remaining authorized but unissued preferred units, and to determine the voting rights, preferences, privileges, and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of units constituting any series in the designation of such series.  Such preferred units, if and when issued, may carry rights superior to those of the common units.

5.

SUBSEQUENT EVENTS

Subsequent to year-end the Company purchased two separate properties totaling $5,626,516 and $454,611, respectively.  Of these amounts $852,000 and $50,000 represent land deposits placed prior to December 31, 2005, and applied towards the respective purchase price.  In addition, at December 31, 2005, the Company incurred entitlement costs totaling $24,475 related to the two properties.

Subsequent to year-end the Company issued a promissory note receivable to an unrelated entity totaling $400,000.  The note receivable bears an annual interest rate of 8 percent and principal is to be paid together with all accrued interest on or before January, 2007.  The note is collateralized by stock, warrants and other property.

Subsequent to year-end the Company entered into a refinance agreement with the debtor of the two promissory notes receivable at December 31, 2005, totaling $100,000 (see Note 1, Item O).  In accordance with the terms of the refinancing, the Company extended the maturity date of the promissory notes receivable to December 31, 2006.  In addition, all accrued interest up to the date of the refinance agreement became due immediately.  The notes continue to bear an annual interest rate of 8 percent and principal together with all accrued interest is to be paid on or before December 31, 2006.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005

5.

SUBSEQUENT EVENTS (continued)

Subsequent to year-end the Company placed $1,000,000 in land deposits on one of the two properties associated with the Reassignment entered into by the Company in June, 2005 (see Note 1, Item M).  The deposit was placed to assist the assignor of the Assignment in the purchase of the respective underlying property.  In addition, upon purchase of the property, the Company will further assist in the sale efforts and realize its proportionate share of the sale proceeds.  The Company anticipates realization of all proceeds pursuant to the Reassignment to occur in the first and second quarters of 2006, respectively.

Subsequent to year-end the Company entered into a promissory note payable with a lender in the amount of $1,565,010.  Of this amount $65,010 represent loan issuance costs incurred and, accordingly, are being amortized over the term of the loan.  The Company collateralized the note with the three properties and associated water rights purchased at December 31, 2005 (see Note 1, Item M).  The note bears an annual interest rate of 12 percent with interest only payments due on a monthly basis over the 90-day term of the loan.  At the date of maturity, all principal and accrued interest is due in full.

Subsequent to year-end the Company elected to oversubscribe the Series D private placement, resulting in the issuance of an additional 740,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.

Subsequent to year-end the Company entered into an agreement, wherein the Company incurred $200,000 in project costs for services to design, construct and market a 36-hole golf course on a property purchased by the Company in January, 2006.  This amount represents 20 percent of the total fee to be paid pursuant to the terms of the agreement.  The remaining project costs are to be paid upon completion of agreed-upon services and events disclosed in the agreement, such as upon commencement of the design and construction of the golf course.

Subsequent to year-end the Company placed $150,000 in earnest deposits to acquire options for the purchase of two properties.  These amounts will be applied towards the purchase price of the properties contingent upon the Company’s determination of suitability during the property review periods, the terms of which are disclosed in the respective purchase agreements.  In addition, the Company placed a $100,000 increased deposit to acquire an option for the purchase of one property existing at December 31, 2005.  This amount will be applied towards the ultimate purchase price at the date of closing.

Subsequent to year-end the Company has raised additional capital totaling approximately $1,900,000 and has received substantially all outstanding subscriptions receivable at December 31, 2005.