Form 10QSB/A
period 2005-06-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2006-04-12
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51230
(Commission File No.)

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

__________________________________________________________________________

(name of small business issuer in its charter)

California	20-1077312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire, PH 1000, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 385-5970

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of June 30, 2005, the Registrant had 19,143,916 membership units, consisting of 19,143,916 common units, 6,300,000 series A through C preferred units.

_____________________________________________________________________________________

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

_____________________________________________________________________________________

	June 30, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$3,401,246	$2,341,332

Total Current Assets	3,401,246	2,341,332

Total Assets	4,419,412	2,457,372

Total Current Liabilities	444,952	333,875

Total stockholders’ equity	$4,419,412	$2,457,372

___________________________________________________________________________________

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

Item 3.  Controls and Procedures

(A)

Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report.  The Chief Executive Officer and Chief Financial Officer concluded adequate disclosure controls and procedures exist, ensuring that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, summarized and reported within the time periods specified in the rules and forms of the SEC.

(B)

Changes in internal controls

Significant changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting include the following:

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

i.

Segregation of the following duties:

1.

Approving membership units and other equity transactions

2.

Issuing, transferring, and canceling stock certificates

3.

Maintaining detailed stockholder records

4.

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

Dated:  March 15, 2006

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

 (Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)