Form 10QSB/A
period 2005-09-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2006-04-12
CIK 1321742

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

_____________________________________________________________________________

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

____________________________________________________________________________________

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

____________________________________________________________________________________

	September 30, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$2,792,141	$2,341,332

Total Current Assets	2,844,641	2,341,332

Total Assets	7,192,005	2,457,372

Total Current Liabilities	687,783	333,875

Total stockholders’ equity	$6,504,222	$2,457,372

____________________________________________________________________________________

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