Form 10QSB
period 2006-03-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2006-05-15
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51230
(Commission File No.)

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

______________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of March 31, 2006, the Registrant had 32,094,685 units, consisting of 22,620,405 common units, 9,474,280 preferred units.

_____________________________________________________________________________________

INDEX

Castle Arch Real Estate Investment Company, LLC

For The Quarter Ending March 31, 2006

Part I. Financial Information

Item 1.	Financial Statements	3

	Statement of Financial Condition – March 31, 2006 (Unaudited).	3

	Statements of Operations (Unaudited) – For the three months ended March 31, 2006; and for the three months ended March 31, 2005; and cumulative from April 15, 2004 (inception) to March 31, 2006.	4

	Statements of Cash Flows (Unaudited) – For the three months ended March 31, 2006, and for the three months ended March 31, 2005, and cumulative from April 15, 2004 (inception) to March 31, 2006.	5

	Notes to Financial Statements (Unaudited) – March 31, 2006.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation.	13

	Controls and Procedures	15

Part II. Other Information		15

Item 5.	Other Matters	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statement of Financial Condition (Unaudited)

March 31,
ASSETS	2006

Current assets:
Cash and cash equivalents	$1,174,862
Interest receivable	10,978
Notes receivable	500,000
Prepaid expenses	6,425
Total current assets	1,692,265

Property and equipment:
Office equipment	34,552
Less: accumulated depreciation	(5,566)
Net property and equipment	28,986

Other assets:
Properties held for sale	149,145
Other properties held for investment	15,925,940
Options, earnest money deposits, and entitlement costs	4,497,607
Total other assets	20,572,692

Total assets	$22,293,943

LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities:
Accounts payable and accrued expenses	$234,036
Preferred unit distributions payable	1,077,503
Notes payable	5,306,327
Total current liabilities	6,617,866

Members’ Capital:
Common units, 22,620,405, issued and outstanding,
ranging from $.001 to $2.50 per unit	634,246
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	713,214
Non-managing members’ units, series B preferred,
2,000,000 units issued and outstanding, $2.00 per unit	1,491,704
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $3.00 per unit	2,649,767
Non-managing members’ units, series D preferred,
3,174,280 units issued and outstanding, $5.00 per unit	13,916,549
Deficit accumulated during the development stage	(3,729,403)
Total members’ capital	15,676,077

Total liabilities and members’ capital	$22,293,943

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statement of Operations (Unaudited)

			Cumulative From
	Period From	Period From	April 15, 2004
	January 1, 2006 to	January 1, 2005 to	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006

Revenues and Other Income

Proceeds from sale of property, net
of cost of property sold	$-	$-	$-
Total revenues and other income	-	-	-

Expenses

Salaries, wages and other compensation	272,244	179,408	1,383,481
Selling and marketing	122,488	46,291	404,091
Start-up and organizational costs	-	-	55,696
Office supplies and expenses	100,986	39,378	493,704
Legal and outside services	236,010	86,651	773,312
Costs of terminated purchase
agreements	1,155	-	246,518
Travel, meals and lodging	44,995	34,890	226,029
Depreciation	1,471	1,874	5,566
Amortization of loan issuance costs	65,917	-	65,917
Taxes and licenses	180	-	95,158
Total operating expenses	845,446	388,492	3,749,472

Net operating loss	(845,446)	(388,492)	(3,749,472)

Other income (expense)

Interest income	17,851	3,920	68,714
Interest expense	(48,389)	(256)	(48,645)
Total other income (expense)	(30,538)	3,664	20,069

Net loss	$(875,984)	$(384,828)	$(3,729,403)

Loss per common unit (Note 1)	$(.06)	$(.03)

Weighted average units outstanding	$22,458,040	$18,530,867

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			Cumulative From
	Period From	Period From	April 15, 2004
	January 1, 2006 to	January 1, 2005 to	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006

Cash Flows From Operating Activities:
Net loss	$(875,984)	$(384,828)	$(3,729,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,471	1,874	5,566
Amortization of debt issuance costs	76,962	-	76,962
Professional outside services paid in
the form of common units	50,000	172	147,500
Changes in operating assets and liabilities:
Interest receivable	(6,582)	-	(10,978)
Prepaid expenses	17,359	-	(6,425)
Accounts payable and accrued expenses	(75,643)	(79,491)	117,953
Due to related party	-	(20,000)	-
Properties held for sale	-	-	(149,145)
Properties held for investment	(5,194,565)	-	(14,692,608)
Net cash used in operating activities	(6,006,982)	(482,273)	(18,240,578)

Investing Activities
Option, earnest money,
entitlement deposits	(157,000)	(242,838)	(477,789)
Notes receivable	(400,000)	-	(500,000)
Purchase of property and equipment	(8,868)	-	(34,552)
Net cash used in investing activities	(565,868)	(242,838)	(1,012,341)

Financing Activities
Proceeds from issuance of member units
for cash (net of offering costs)	2,143,765	1,824,325	20,427,781
Proceeds from subscriptions receivable	1,573,035	301,134	-
Proceeds (payments) from issuance
of notes payable	-	(11,843)	-
Net cash provided by financing activities	3,716,800	2,113,616	20,427,781

Net increase (decrease) in cash and cash
equivalents	(2,856,050)	1,388,505	1,174,862
Cash at beginning of period	4,030,912	2,341,332	-
Cash at end of period	$1,174,862	$3,729,837	$1,174,862

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			Cumulative From
	Period From	Period From	April 15, 2004
	January 1, 2006 to	January 1, 2005 to	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006

Non-Cash Investing and Financing Activities:
Issuance of members’ units for subscriptions
receivable	$630,795	$978,732	$630,795
Distributions payable	$1,077,503	$98,750	$1,077,503
Accrued finders fees (offering costs)	$92,298	$88,044	$92,298
Accrued finders fees paid with common units	$124,110	$30,250	$470,746
Issuance of notes payable (net of debt offering
costs and accrued interest) in exchange for
other properties held for investment	$2,165,019	$-	$2,165,019
Issuance of notes payable (net of debt offering
costs and accrued interest) in exchange for
options, earnest money deposits and
entitlement costs	$3,064,346	$-	$3,064,346
Accrued interest receivable applied towards
the purchase of other property held for
investment	$2,438	$-	$2,438
Accrued land deposits	$21,347	$-	$21,347

Supplemental Disclosures
Cash paid for interest	$31,300	$256	$31,556

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2006 (Unaudited)

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

Effective November 5, 2004, the placement of 1,100,000 Series C membership units, consisting of one common and three preferred units each at $3.00 per membership unit.

Effective June 30, 2005, the placement of 3,000,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.

Effective April 14, 2006, the Company elected to oversubscribe the Series D private placement; resulting in an additional 940,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit (see Note 2).

As of March 31, 2006, the Company had completed the Series A, B, and C private placement offerings, and had raised $15,871,401 of the Series D private placement.  Of this amount, $630,795 represents Series D subscribed units outstanding for which funds had not been received at March 31, 2006.

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

March 31, 2006 (Unaudited)

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

The Company has not received revenues from the sale or development of property as of March 31, 2006 in accordance with its business plan.  Accordingly, the Company’s activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  All losses since inception have been considered as part of the Company’s development stage activities.

d)

  Presentation

The Company prepared the financial statements as of March 31, 2006 and for the periods ended March 31, 2006 and 2005, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual report on Form 10-KSB, which included audited financial statements for the period ending December 31, 2005.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2006 (Unaudited)

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

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

 March 31, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

K.   Options and Deposits on Land and Entitlement Costs

As of March 31, 2006, the Company has successfully placed both earnest and increased money deposits, or deposits to acquire options, for the purchase of twelve properties totaling $6,852,000.  The terms of the purchase agreements provide for property review periods during which the deposits may be refunded upon written notice of unsuitability.  Upon expiration of the review periods, the deposits become non-refundable as liquidated damages to the seller if the purchase does not close.

The Company’s policy is to capitalize entitlement costs and applicable deposits incurred as other assets until such time as the properties are purchased.  Upon purchase, the Company classifies the property as held for sale only when certain requirements are met, including the completion of the respective entitlements and the preparation of the property for immediate sale in its existing condition, an active program to identify potential buyers has been initiated, and when the Company believes the sale is probable and expected to occur within the following twelve months.  Those properties that do not meet these criteria are classified as held for investment.

Of the successful deposits placed by the Company at March 31, 2006, $1,442,000 has been applied towards the purchase of six separate properties, with purchase prices totaling $13,303,581.  The Company has also incurred $98,726 in entitlement costs and $1,139,406 in water rights associated with these purchased properties at March 31, 2006.  These costs are included in other properties held for investment at March 31, 2006, totaling $19,925,940.  Of the remaining $5,410,000 in earnest and increased deposits, $360,000, combined with associated entitlement costs of $137,607, is related to four separate properties the Company has entered into purchase agreements to acquire and, accordingly, has been recorded as options, earnest money deposits, and entitlement costs at March 31, 2006.

At March 31, 2006, the Company had exercised an option to purchase an additional 216 acres, totaling $5,625,000.  The option was provided the Company in conjunction with the purchase agreement of a separate property.  Accordingly, at March 31, 2006, the Company has released $4,000,000 to the seller, and the remaining amount plus any closing costs will be paid during the second quarter (see Note 2).  The $4,000,000 has been included in options, earnest money deposits and entitlement costs at March 31, 2006.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements (continued)

March 31, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

K.   Options and Deposits on Land and Entitlement Costs (continued)

As of March 31, 2006, the Company has incurred $200,000 in project costs for services to design, construct and market a 36-hole golf course on a purchased property.  In addition, the Company placed land deposits of $1,065,000, and incurred associated entitlement costs of $119,227 to obtain rights to one property, which rights were subsequently sold in 2005.  To date, the proceeds to be paid to the Company have not been realized.  These costs have also been included in other properties held for investment at March 31, 2006.

L.

Properties Held for Sale

During 2005, the Company placed land deposits of $50,000 and incurred associated entitlement costs totaling $99,145 to purchase the rights to one property.  These rights were subsequently sold by the Company in 2005.  Accordingly, these costs, totaling $149,145 have been recorded as properties held for sale.  To date, the proceeds to be paid to the Company have not been realized.

M.   Notes Receivable

At March 31, 2006, the Company had entered into three promissory notes receivable with a nonrelated entity, totaling $500,000.  One of the three notes has a principal balance of $400,000, and, pursuant with the original terms, bears interest at 8 percent per annum.  Accrued interest along with principal is to be paid in full on or before January 17, 2007.  The two remaining notes have principal balances of $50,000 each.  These promissory notes bore interest at 8 percent per annum, and accrued interest along with principal was to be paid in full on or before March 14, and April 20, 2006, respectively.  In January, 2006, the Company extended the maturity date of the two notes to December 31, 2006, and all accrued interest to date became due in full.  At March 31, 2006, the Company had not received payment for the required interest payments, but did not record any impairment for the interest receivable as it expects to extend by mutual agreement, the due date for the interest.

N.

Notes Payable

In March, 2006, the Company entered into a promissory note payable with a lender totaling $5,380,293.  The Company incurred loan issuance costs totaling $74,786 and, accordingly, these costs will be amortized over the 12-month term of the loan.  The Company collateralized the note with three properties and associated water rights purchased during 2005 (see Note 1, item K).  The note bears an annual interest rate of 10 percent with interest only payments due on a monthly basis over the term of the loan.  At the date of maturity, all principal and accrued interest is due in full.  In addition to using the proceeds for the acquisition of property held for investment, the Company also used $1,576,055 to repay an existing note payable and associated accrued interest.

O.   Net loss per common unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period.  Basic net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of common units for all dilutive potential common units outstanding during the period.  At March 31, 2006, the basic and diluted net loss per common unit is the same as there are no common unit equivalents outstanding.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements (continued)

March 31, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

O.

Net loss per common unit (continued)

Accumulated preferred unit dividends, totaling $394,061 for the three month period ended March 31, 2006, have been included in the computation of net loss per common unit, resulting in an incremental increase in loss per unit of $.02.

2.

SUBSEQUENT EVENTS

Effective April 2006, and subsequent to the quarter’s end, the Company adopted FIN 46(R), resulting in the consolidation of Castle Arch Kingman, LLC (“CAK”).  In accordance with the pronouncement, CAK is considered a variable interest entity, and the Company its primary beneficiary.  CAK was founded in April, 2006 by members and managers of the Company to develop over 2,000 acres of land in the Kingman, Arizona area into commercial and residential properties.  At the date of CAK’s formation, the Company agreed to sell, at cost, all of the land it has or will acquire in the Kingman, Arizona area.  As of June 30, 2006, the Company had purchased approximately 237 acres, totaling $6,131,127.

To date, the Company owns 100 percent of all outstanding common units of CAK, and members of the Company’s management team effectively control CAK.  The Company intends on funding CAK’s working capital requirements and future operating expenses through a private placement offering, consisting of the placement of 1,200,000 membership units, consisting of one common and five preferred units each at $25.00 per membership unit.  At the close of the offering, the investors of CAK will collectively own all 1,200,000 outstanding preferred units and 50 percent of all outstanding common units, or 6,000,000 units.  The Company will own the other 50 percent of CAK’s common units.  In addition, the Company will receive a management fee of 2 percent of all funds raised on CAK’s behalf.

As CAK is dependent upon the Company for its financial support, and the Company is expected to receive a majority of CAK’s expected losses, and a majority of CAK’s residual returns based upon its existing and anticipated interest upon completion of the private placement, CAK will be consolidated and all intercompany transactions will be eliminated accordingly.

Subsequent to quarter’s end, the Company finalized the purchase an additional 216 acres of property in accordance with an option exercised at March 31, 2006 (see Note 1, Item K).  Accordingly, the Company paid an additional $1,635,815 upon closing.  This amount, along with the $4,000,000 released to the seller at March 31, 2006, will be recorded in other properties held for investment.

Subsequent to quarter’s end, the Company elected to oversubscribe the Series D private placement, resulting in the issuance of an additional 940,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

We are in the business of developing residential and commercial land with target properties located primarily in the Western United States.  Our principal activities include securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for the purchase of the properties, improving the properties’ infrastructure and amenities, and selling the properties.  Properties targeted by us may have end uses that range from residential, multifamily, retail and office, to industrial.  We may also consider other strategic and joint venture opportunities.

We have received no revenues from the sale or development of property as of December 31, 2005 or March 31, 2006. However, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in the coming 12 months.

Our operations are currently funded by equity sales and loans.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Three months ended
	March 31,
	2006		2005
Revenue, net	$	- 0 -	$	- 0 -

Gross profit (loss)		(845,446)		(388,492)

Operating loss		(845,446)		(388,492)

Other income (expense)		17,851		3,920

Net income (loss)		(875,984)		(384,828)

____________________________________________________________________________________

	March 31, 2006	December 31, 2005
Balance Sheet Data:

Cash and Cash Equivalents	$1,174,862	$4,030,912

Total Current Assets	1,692,265	4,159,091

Total Assets	22,293,943	14,148,656

Total Current Liabilities	6,617,866	1,050,680

Total stockholders’ equity	$15,676,077	$13,097,976

____________________________________________________________________________________

Discussion

During the three month period ended March 31, 2006 our revenues from operations were limited to interest income due to the fact that we received no funds from the sale of any property. During the three month period we continued to focus on locating, acquiring rights to, and entitling target properties. During the three month period ended March 31, 2006, we continued to incur entitlement costs on both properties under contract and those properties which we own. None of these activities have produced revenues. We expect that our first revenues will be derived from amounts due from our reassignment of the Fresno California properties.

Our general and administrative expenses totaled $776,723 during the three month period ended March 31, 2006, compared to $386,618 during the comparable three month period ended March 31, 2005. The increase in general and administrative expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs and professional services. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters, while we anticipate that our total revenues during such period will increase.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $1,174,862, compared to $3,729,837 on the same date one year earlier, and $4,030,912 at December 31, 2005. Our decreased cash balance at March 31, 2006 is largely attributable to general and administrative expenses and land acquisition costs.

We believe that proceeds from sales of our securities will be sufficient to for us to survive as a going concern for the next 12 months. Our management is actively pursuing additional sources of funding. In addition, our management is expecting an increase in cash flows through anticipated increases in revenue.

If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. We may also sell unimproved land or land purchase contracts that we own. However, we currently do not have plans in the coming several months to sell unimproved land.

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

Item 3.  Controls and Procedures

      We carried out an evaluation as of March 31, 2006, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to March 31, 2006, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2006, we received $2,575,565 from the sale of our securities. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On March 28, 2006, we entered into a promissory note totaling $5,380,293 payable to ANB financial. The term of the loan is 12-months. The note bears an annual interest rate of 10 percent with interest only payments due on a monthly basis over the term of the loan.  At the date of maturity, all principal and accrued interest is due in full.  The use of proceeds from the loan is $1,576,055 to repay an existing note payable and associated accrued interest and the remaining amounts is earmarked for the acquisition of property held for investment.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  May 12, 2006

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)