Form 10QSB
period 2006-06-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2006-08-11
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of August 1, 2006, the Registrant had 33,280,455 units, consisting of 23,259,574 common units, 10,020,881 preferred units.

_________________________________________________________________________________

INDEX

Castle Arch Real Estate Investment Company, LLC

For The Quarter Ending June 30, 2006

Part I. Financial Information

Item 1.	Financial Statements	3

	Consolidated Statement of Financial Condition – June 30, 2006 (Unaudited).	3

	Consolidated Statements of Operations (Unaudited) – For the six months ended June 30, 2006; and for the six months ended June 30, 2005; and for the three months ended June 30, 2006; and for the three months ended June 30, 2005; and cumulative from April 15, 2004 (inception) to June 30, 2006.	4

	Consolidated Statements of Cash Flows (Unaudited) – For the six months ended June 30, 2006, and for the six months ended June 30, 2005, and cumulative from April 15, 2004 (inception) to June 30, 2006.	5

	Notes to Consolidated Financial Statements (Unaudited) – June 30, 2006.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation.	13

Item 3.	Controls and Procedures	14

Part II. Other Information		15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 5.	Other Matters	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Part I – Financial Information

Item 1. Financial Statements

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statement of Financial Condition (Unaudited)

June 30,
ASSETS	2006

Current assets:
Cash and cash equivalents	$251,713
Interest receivable	20,978
Notes receivable	1,338,041
Prepaid expenses	55,128
Total current assets	1,665,860

Property and equipment:
Office equipment	34,905
Less: accumulated depreciation	(7,266)
Net property and equipment	27,639

Other assets:
Properties held for sale	149,145
Other properties held for investment	23,819,088
Options, earnest money deposits, and entitlement costs	633,211
Total other assets	24,601,444

Total assets	$26,294,943

LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities:
Accounts payable and accrued expenses	$234,610
Preferred unit distributions payable	1,538,009
Notes payable	7,622,846
Total current liabilities	9,395,465

Minority interest in consolidated LLC (see Note 2)	50,000

Members’ Capital:
Common units, 23,180,808, issued and outstanding,
ranging from $.001 to $2.50 per unit	810,386
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	693,269
Non-managing members’ units, series B preferred,
2,000,000 units issued and outstanding, $2.00 per unit	1,451,814
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $3.00 per unit	2,583,948
Non-managing members’ units, series D preferred,
3,667,526 units issued and outstanding, $5.00 per unit	16,168,782
Deficit accumulated during the development stage	(4,858,721)
Total members’ capital	16,849,478

Total liabilities, minority interest, and members’ capital	$26,294,943

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

					Cumulative From
	For the Six	For the Six	For the Three	For the Three	April 15, 2004
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Revenues and Other Income
Proceeds from sale of property, net
of cost of property sold	$-	$-	$-	$-	$-
Total revenues and other income	-	-	-	-	-

Expenses

Salaries, wages and other compensation	629,868	403,671	357,623	221,238	1,743,605
Selling and marketing	217,404	95,981	94,916	49,690	499,031
Start-up and organizational costs	-	-	-	-	55,696
Office supplies and expenses	244,292	90,301	143,306	53,923	637,011
Legal and outside services	585,624	119,229	349,614	32,578	1,120,426
Costs of terminated purchase
agreements	1,155	-	-	-	246,518
Travel, meals and lodging	86,276	48,862	41,281	13,972	267,310
Depreciation	3,170	3,748	1,700	1,874	7,266
Amortization of loan issuance costs	96,231	-	19,269	-	96,231
Taxes and licenses	180	-	-	-	95,158
Total operating expenses	1,853,155	761,792	1,007,709	373,275	4,768,252

Net operating loss	(1,864,200)	(761,792)	(1,007,709)	(373,275)	(4,768,252)

Other income (expense)

Interest income	33,643	18,404	15,792	14,484	84,505
Interest expense	(174,743)	(231)	(137,400)	-	(174,974)
Total other income (expense)	(141,100)	18,173	(121,608)	14,484	(90,469)

Net loss and deficit accumulated
during the development stage	$(2,005,300)	$(743,619)	$(1,129,317)	$(358,791)	$(4,858,721)

Accumulated preferred dividends	$(854,567)	$(177,506)	$(460,506)	$(243,616)

Net loss available to common
unitholders	$(2,859,867)	$(921,125)	$(1,589,823)	$(602,407)

Net loss per common unit (Note 1)	$(.13)	$(.05)	$(.07)	$(.03)

Weighted average units outstanding	22,779,756	18,786,073	23,101,472	19,041,278

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
	For the Six	For the Six	From April 15,
	Months Ended	Months Ended	2004 (inception) to
	June 30, 2006	June 30, 2005	June 30, 2006
Cash Flows From Operating Activities:
Net loss	$(2,005,300)	$(743,619)	$(4,858,721)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	3,170	3,748	7,266
Amortization of debt issuance costs	96,231	-	96,231
Amortization of discount on note payable	2,635	-	2,635
Professional outside services paid in
the form of common units	50,000	-	128,750
Changes in operating assets and liabilities:
Interest receivable	(16,583)	-	(20,978)
Prepaid expenses	(31,164)	-	(55,126)
Accounts payable and accrued expenses	(50,679)	(103,780)	162,196
Due to related party	-	(20,000)	-
Properties held for sale	-	-	(149,145)
Properties held for investment	(7,626,927)	-	(17,125,320)
Net cash used in operating activities	(9,578,617)	(863,651)	(21,812,212)

Cash Flows From Investing Activities
Option, earnest money,
entitlement deposits	(264,863)	(905,874)	(585,652)
Notes receivable	(400,000)	-	(500,000)
Purchase of property and equipment	(9,221)	-	(34,905)
Net cash used in investing activities	(674,084)	(905,874)	(1,120,557)

Cash Flows From Financing Activities
Proceeds from issuance of member units
for cash (net of offering costs)	4,488,367	2,727,834	23,184,482
Proceeds from subscriptions receivable	1,985,135	138,134	-
Proceeds (payments) from issuance
of notes payable	-	(11,843)	-
Net cash provided by financing activities	6,473,502	2,854,125	23,184,482

Net increase (decrease) in cash and cash
equivalents	(3,779,199)	1,084,600	251,713
Cash at beginning of period	4,030,912	2,341,332	-
Cash at end of period	$251,713	$3,425,932	$251,713

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
	For The Six	For the Six	From April 15,
	Months Ended	Months Ended	2004 (inception) to
	June 30, 2006	June 30, 2005	June 30, 2006

Non-Cash Investing and Financing Activities

Issuance of members’ units for subscriptions
receivable	$333,400	$978,732	$333,400
Distributions payable	$854,567	$98,750	$1,538,009
Accrued finders fees (offering costs)	$35,775	$88,044	$35,775
Accrued finders fees paid with common units	$267,002	$30,250	$613,639
Issuance of notes payable (net of debt offering
costs and accrued interest) in exchange for
other properties held for investment	$6,685,939	$-	$6,685,939
Issuance of promissory notes payable (net of
loan issuance costs and discount) in
exchange for a promissory note receivable	$838,041	$-	$838,041
Accrued interest receivable applied towards
the purchase of other property held for
investment	$2,438	$-	$2,438
Accrued costs related to other properties held
for investment	$180	$-	$180
Accrued costs related to options, earnest
money deposits, and entitlement costs	$53,120	$-	$53,120

Changes Attributable to Reclassifications

During the six month period ended June 30, 2006, the Company reclassified $939,686 in options, earnest money deposits and entitlement costs to other property held for investment.

Supplemental Disclosures

Cash paid for interest	$172,109	$231	$172,340

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

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

As of June 30, 2006, the Company had completed the Series A, B, and C private placement offerings, and had raised $18,387,631 of the Series D private placement.  Of this amount, $333,400 represents Series D subscribed units outstanding for which funds had not been received at June 30, 2006.

The Members share in the profits and losses of the Company in proportion to their respective interests in the Company based on the weighted average dollar amount invested during the period.  A non-Managing Members’ loss is limited to the amount of his or her investment.  Consistent with the Company’s policy and its private placement memorandums, profits and losses have been allocated to the various members’ interests as follows:

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

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

The Company has not received revenues from the sale or development of property as of June 30, 2006 in accordance with its business plan.  Accordingly, the Company’s activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  All losses since inception have been considered as part of the Company’s development stage activities.

d)

  Presentation

The Company prepared the financial statements as of June 30, 2006 and for the periods ended June 30, 2005 and 2006, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual report on Form 10-KSB, which included audited financial statements for the period ending December 31, 2005.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

B.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Castle Arch Real Estate Investment Company, LLC and, effective April 2006, include the accounts of Castle Arch Kingman, LLC, a variable interest entity in which the Company is the primary beneficiary (see Note 2).  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

C.

Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to current quarter presentation.

D.

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

E.   Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year end.

F.   Income and Expense Recognition

Gains or losses associated with real estate are realized in full when the property is sold by the “full accrual method” in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 66 “Accounting for Sales of Real Estate.”

Costs associated with real estate are accounted for in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 67 “Accounting for Cost and Initial Rental Operations of Real Estate Projects.”  Accordingly, acquisition, development and construction costs, including property taxes, insurance and selling costs, are capitalized.  Such costs are specifically allocated to the related components or, if relating to multiple components, allocated on a pro rata basis as appropriate.  Estimates are reviewed periodically and revised as needed.  The respective real estate projects are also periodically reviewed to determine that the carrying amount does not exceed the net realizable value.  To date, no allowance has had to be provided for estimated impairments of value based on evaluation of the projects.

G.

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

H.   Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

I.

Offering Costs

Costs incurred in the successful raising of capital under the Company’s private placement memorandums such as finders’ fees and attorneys’ costs have been offset against various components of members’ equity as a reduction of the proceeds received from the sale of membership units.

J.

 Property and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method based on estimated useful lives of 5 years.

K.

Advertising Costs

The Company may incur costs of advertising which it will expense as incurred.  Advertising costs do not include commissions for the sale of property or finders’ fees incurred for the successful raising of capital.

L.

Net Loss Per Common Unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period.  Basic net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of common units for all dilutive potential common units outstanding during the period.  At June 30, 2006, the basic and diluted net loss per common unit is the same as there are no common unit equivalents outstanding.

Accumulated preferred unit dividends, totaling $854,567 for the six month period ended June 30, 2006, have been included in the computation of net loss per common unit, resulting in an incremental increase in loss per unit of $.04.

M.

Options and Deposits on Land and Entitlement Costs

As of June 30, 2006, the Company has successfully placed earnest money deposits, or deposits to acquire options, as well as increased deposits, for the purchase of fourteen properties totaling $2,057,000.  The terms of the purchase agreements provide for property review periods during which the deposits may be refunded upon written notice of unsuitability.  Upon expiration of the review periods, the deposits become non-refundable as liquidated damages to the seller if the purchase does not close.

The Company’s policy is to capitalize entitlement costs and applicable deposits incurred as options, earnest money deposits and entitlement costs until such time as the properties are purchased.  Upon purchase, the Company classifies the property as held for sale only when certain requirements are met, such as the completion of the respective entitlements and the preparation of the property for immediate sale in its existing condition, an active program to identify potential buyers has been initiated, and when the Company believes the sale is probable and expected to occur within the following twelve months.  Those properties that do not meet these criteria are classified as other properties held for investment.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

M.

Options and Deposits on Land and Entitlement Costs (continued)

Of the successful deposits placed by the Company at June 30, 2006, $1,607,000 has been applied towards the purchase of seven separate properties, with purchase prices totaling $19,628,503.  The Company has also incurred $1,444,179 in entitlement costs and project costs, and $1,139,406 in water rights associated with these purchased properties at June 30, 2006.  These costs are included in other properties held for investment at June 30, 2006, totaling $23,819,088.  Of the remaining $450,000 in earnest and increased deposits, $385,000, combined with entitlement costs of $248,211, is related to five properties the Company has entered into purchase agreements to acquire and, accordingly, these amounts are recorded as options, earnest money deposits, and entitlement costs at June 30, 2006.  The remaining $65,000 in earnest and increased deposits at June 30, 2006 is related to properties held for sale (see Note 1, Item N).

N.

Properties Held for Sale

During 2005, the Company placed land deposits of $50,000 and incurred associated entitlement costs totaling $99,145 to purchase the rights to one property.  These rights were subsequently sold by the Company in 2005.  As the sale of the rights meet the appropriate criteria for classification of held for sale (see Note 1, Item M), the associated costs, totaling $149,145 have been recorded as properties held for sale at June 30, 2006.  To date, the proceeds to be paid to the Company have not been realized.

O.

Notes Receivable

At June 30, 2006, the Company had entered into three promissory notes receivable with a nonrelated entity, totaling $500,000.  One of the three notes has a principal balance of $400,000, and, pursuant with the original terms, bears interest at 8 percent per annum.  Accrued interest along with principal is to be paid in full on or before January 17, 2007.  The two remaining notes have principal balances of $50,000 each.  These promissory notes bore interest at 8 percent per annum, and accrued interest along with principal was to be paid in full on or before March 14, and April 20, 2006, respectively.  In January, 2006, the Company extended the maturity date of the two notes to December 31, 2006, and all accrued interest to date became due in full.  At June 30, 2006, the Company had not received payment for the required interest payments, but did not record any impairment for the interest receivable as it expects to extend by mutual agreement, the due date for the interest.

At June 30, 2006, the Company entered into a fourth promissory note receivable totaling $838,041 pursuant to a financing arrangement effected in June, 2006 (see Note 3).   Of this amount, $255,000 bears interest at 12 percent per annum.  Accrued interest along with principal is to be paid in full on or before May 15, 2020.  The remaining $583,041 was received in July, 2006 (see Note 4).

P.

Notes Payable

In March and June, 2006, the Company entered into two promissory notes payable with a third-party lender totaling $5,380,293 and $1,479,339, respectively.  The Company incurred combined loan issuance costs totaling $77,516 and, accordingly, these costs will be amortized over the 12-month terms of the notes.  The Company collateralized the notes with four properties and associated water rights purchased during 2005 and 2006, respectively.  The notes bear annual interest rates of 10.5 and 10 percent, respectively, with interest only payments due on a monthly basis over the terms of the notes.  At the date of maturity, all principal and accrued interest is due in full.  In addition to using the proceeds for the acquisition of property held for investment, the Company also used $1,576,055 to repay an existing note payable and associated accrued interest.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

2.

CONSOLIDATION OF A VARIABLE INTEREST ENTITY

Effective April 2006, the Company adopted FIN 46(R), resulting in the consolidation of Castle Arch Kingman, LLC (“CAK”).  In accordance with the pronouncement, CAK is considered a variable interest entity, and the Company its primary beneficiary.  Accordingly, the Company has consolidated the entity and eliminated all intercompany transactions.  CAK was founded in April, 2006 by members and managers of the Company to develop over 2,000 acres of land in the Kingman, Arizona area into commercial and residential properties.  At the date of CAK’s formation, the Company agreed to sell, at cost, all of the land it has or will acquire in the Kingman, Arizona area.  As of June 30, 2006, the Company had purchased approximately 453 acres, totaling $12,008,373.

To date, the Company effectively owns 100 percent of all outstanding common units of CAK, and members of the Company’s management team effectively control CAK.  The Company intends on funding CAK’s working capital requirements and future operating expenses through a private placement offering, consisting of the placement of 1,200,000 membership units, comprising one preferred and five common units each at $25.00 per membership unit.  At the close of the offering, the investors of CAK will collectively own all 1,200,000 outstanding preferred units and 50 percent of all outstanding common units, or 6,000,000 units.  The Company will own the other 50 percent of CAK’s common units.  In addition, the Company will receive a management fee of 2 percent of all funds raised on CAK’s behalf.  At June 30, 2006, CAK had raised $111,000.  Of this amount, $60,000 represents subscribed units outstanding for which funds had not been received at June 30, 2006.  The minority interest in the Company’s earnings during the six month period ended June 30, 2006 was immaterial and, therefore, no item has been recorded on the consolidated statement of operations.

3.

FINANCING ARRANGMENT

In June, 2006, the Company entered into a purchase agreement to exchange 33 acres, comprising a portion of other properties held for investment, in return for $840,000 to facilitate an IRS code section 1031 exchange.  Pursuant to the terms of the purchase agreement, the Company exchanged the 33 acres for a $255,000 promissory note receivable (see Item O, Note 1) and $585,000 in cash proceeds, net of closing costs, which proceeds were realized in July, 2006 (see Note 4).  Also included in the terms of the purchase agreement is an option to repurchase, whereby the Company is entitled to purchase back the exchanged property at appreciated values at specified dates in the future.  In addition, the “buyer” is limited in its rights to the property under the purchase agreement, and may not assign or otherwise transfer its rights without the Company’s written consent.

Given these factors, the Company exhibits substantial continuing involvement in the acreage exchanged and, therefore, the Company has treated the transaction as a financing arrangement.  Accordingly, at June 30, 2006 the Company has recorded a note receivable totaling $840,000, net of offering costs totaling $1,959, and a corresponding note payable totaling $1,053,696, net of offering costs and imputed interest totaling $212,966.  The offering costs and imputed interest will be amortized over the two year life of the option.

4.

SUBSEQUENT EVENTS

Subsequent to quarter’s end, the Company realized cash proceeds totaling $583,041 resulting from the exchange of 33 acres for cash proceeds and a promissory note receivable, and accounted for as a financing arrangement at June 30, 2006 (see Note 3).

Subsequent to quarter’s end, the Company placed a $10,000 earnest money deposit to acquire an option for the purchase of 40 acres.  This amount will be applied towards the purchase price of the property contingent upon the Company’s determination of suitability during the property review periods, the terms of which are disclosed in the respective purchase agreements.

Subsequent to quarter’s end, the Company has raised additional capital totaling $245,775 and has received $104,400 of outstanding subscriptions receivable at June 30, 2006.

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

We have received no revenues from the sale or development of property as of December 31, 2005 or June 30, 2006. However, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in the coming 12 months.

Our operations are currently funded by equity sales and loans.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Three months ended
	June 30,
	2006		2005
Revenue, net	$	- 0 -	$	- 0 -

Gross profit (loss)		(1,007,709)		(419,696)

Operating loss		(1,007,709)		(419,696)

Other income (expense)		(121,608)		14,484

Net income (loss)		(1,129,317)		(405,212)

_________________________________________________________________________________

	June 30, 2006	December 31, 2005
Balance Sheet Data:

Cash and Cash Equivalents	$251,713	$4,030,912

Total Current Assets	1,665,860	4,159,091

Total Assets	26,294,943	14,148,656

Total Current Liabilities	9,395,465	1,050,680

Total stockholders’ equity	$16,849,478	$13,097,976

_________________________________________________________________________________

Discussion

During the three month period ended June 30, 2006 our revenues from operations were limited to interest income due to the fact that we received no funds from the sale of any property. During the three month period we continued to focus on locating, acquiring rights to, and entitling target properties. During the three month period ended June 30, 2006, we continued to incur entitlement costs on both properties under contract and those properties which we own. None of these activities have produced revenues. We expect that our first revenues will be derived from amounts due from our reassignment of the Fresno California properties.

Our general and administrative expenses totaled $988,440 during the three month period ended June 30, 2006, compared to $417,822 during the comparable three month period ended June 30, 2005. The increase in general and administrative expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs and professional services. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters, while we anticipate that our total revenues during such period will increase.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $251,713, compared to $3,401,246 on the same date one year earlier, and $4,030,912 at December 31, 2005. Our decreased cash balance at June 30, 2006 is largely attributable to general and administrative expenses and land acquisition costs.

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

Item 3.  Controls and Procedures

We carried out an evaluation as of June 30, 2006, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to June 30, 2006, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2006, we received $2,516,230 from the sale of 503,246 member units to a total of 61 persons. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

We intend to facilitate several land development projects through separate entities. The separate entities will be owned in whole or part by us and will generally be managed by our managers or their designees. We founded our first project specific entity, Castle Arch Kingman, LLC, a Nevada limited liability company, in April, 2006 in connection with our intended development of over 2,000 acres of land in the Kingman, Arizona area into commercial and residential properties. We intend to transfer to the Kingman entity all or portions of land which we currently have under contract in the Kingman area in exchange for recovery of our costs. We will charge a management fee to the entity for management of the entity. We will also own approximately half of the entity and share in approximately half of the profits.

The Kingman entity relies on us for its financial support, and we expect to receive a majority of the Kingman entity’s expected losses, and a majority of its residual returns. As a result, the Kingman will be consolidated into our financial statements and all inter-company transactions will be eliminated accordingly.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  August 8, 2006

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

 (Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)