Form 10QSB
period 2006-09-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2006-11-14
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51230
(Commission File No.)

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

__________________________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of November 7, 2006, we had 33,794,246 units, consisting of 23,540,295 common units, 10,253,951 preferred units.

_________________________________________________________________________________________

INDEX

Castle Arch Real Estate Investment Company, LLC

For The Quarter Ending September 30, 2006

Part I. Financial Information	Page

Item 1. Financial Statements	3

Consolidated Statement of Financial Condition – September 30, 2006 (Unaudited).	3

Consolidated Statements of Operations (Unaudited) – For the nine months ended September 30, 2006; and for the nine months ended September 30, 2005; and for the three months ended September 30, 2006; and for the three months ended September 30, 2005; and cumulative from April 15, 2004 (inception) to September 30, 2006.	4

Consolidated Statements of Cash Flows (Unaudited) – For the nine months ended September 30, 2006, and for the nine months ended September 30, 2005, and cumulative from April 15, 2004 (inception) to September 30, 2006.	5

Notes to Consolidated Financial Statements (Unaudited) – September 30, 2006.	7

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.	14

Item 3. Controls and Procedures	19

Part II. Other Information	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	20

Part I – Financial Information

Item 1. Financial Statements

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statement of Financial Condition (Unaudited)

September 30,
ASSETS	2006
Current assets:
Cash and cash equivalents	$1,685,598
Interest receivable	39,301
Other receivables (Note 4)	200,000
Notes receivable – current	500,000
Prepaid expenses	51,525
Total current assets	2,476,424

Property and equipment:
Office equipment	38,700
Less: accumulated depreciation	(9,155)
Net property and equipment	29,545

Other assets:
Notes receivable - noncurrent	255,000
Properties held for sale	125,145
Other properties held for investment	24,089,619
Options, earnest money deposits, and entitlement costs	472,170
Total other assets	24,941,934

Total assets	$27,447,903

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$1,567,751
Preferred unit distributions payable	2,045,440
Notes payable	6,800,944
Total current liabilities	10,414,135

Notes payable – noncurrent	865,037
Total liabilities	11,279,172

Minority interest in consolidated LLC (see Note 2)	1,126,846

Members’ capital:
Common units, 23,476,591, issued and outstanding,
ranging from $.001 to $2.50 per unit	883,412
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	673,105
Non-managing members’ units, series B preferred,
2,000,000 units issued and outstanding, $2.00 per unit	1,411,485
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $3.00 per unit	2,517,406
Non-managing members’ units, series D preferred,
3,667,526 units issued and outstanding, $5.00 per unit	17,143,905
Deficit accumulated during the development stage	(7,587,428)
Total members’ capital	15,041,885

Total liabilities, minority interest, and members’ capital	$27,447,903

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

					Cumulative
					From
	For the Nine		For the Three		April 15, 2004
	Months Ended		Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenues :
Proceeds from sale of property,
net of cost of property sold	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

Operating expenses:
Salaries, wages and other
compensation	1,178,506	710,794	576,139	294,123	2,289,743
Selling and marketing	341,586	140,981	124,182	45,001	623,195
Start-up and organizational costs	-	-	-	-	55,696
Office supplies and expenses	365,972	246,364	123,712	149,063	758,708
Legal and outside services	2,076,556	297,430	1,495,966	151,779	2,613,858
Costs of terminated purchase
agreements	157,429	258,363	156,626	258,363	402,792
Travel, meals and lodging	155,626	97,709	68,998	48,846	336,660
Depreciation	5,059	5,621	1,889	1,873	9,155
Amortization of loan
issuance costs	115,005	-	18,774	-	115,005
Taxes and licenses	180	-	-	-	95,158
Total operating expense	4,395,919	1,757,262	2,566,286	949,048	7,299,970

Operating income/(loss)	(4,395,919)	(1,757,262)	(2,566,286)	(949,048)	(7,299,970)

Other revenues/(expenses):
Interest income	58,210	29,957	24,567	11,553	109,073
Interest expense	(382,170)	(231)	(207,427)	-	(382,401)

Income /(loss) from continuing
operations before minority
interest	(4,719,879)	(1,727,536)	(2,749,146)	(937,495)	(7,573,298)

Minority interest in losses of
consolidated subsidiary	(14,130)	-	(14,063)	-	(14,130)

Net loss and deficit accumulated
during the development stage	$(4,734,009)	$(1,727,536)	$(2,763,209)	$(937,495)	$(7,587,428)

Accumulated preferred dividends	$(1,361,998)	$(324,059)	$(507,432)	$(146,553)

Net loss available to common
unitholders	$(6,096,007)	$(2,051,595)	$(3,270,641)	$(1,084,048)

Net loss per common unit (Note 1)	$(.27)	$(.11)	$(.14)	$(.06)

Weighted average units outstanding	22,963,743	19,075,832	23,331,716	19,655,352

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative From
	For the Nine	For the Nine	April 15,
	Months Ended	Months Ended	2004 (inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash Flows From Operating Activities:
Net loss	$(4,734,009)	$(1,727,536)	$(7,587,428)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	5,059	5,621	9,155
Amortization of debt issuance costs	115,005	-	115,005
Amortization of discount on note payable	26,996	-	26,996
Professional outside services paid in
the form of common units	118,750	41,250	197,500
Changes in operating assets and liabilities:
Interest receivable	(34,906)	-	(39,301)
Other receivables	(200,000)	-	(200,000)
Prepaid expenses	(27,741)	(2,500)	(51,525)
Accounts payable and accrued expenses	1,270,384	(115,843)	1,486,354
Due to related party	-	(20,000)	-
Properties held for sale	-	-	(125,145)
Properties held for investment	(7,889,150)	(3,806,516)	(17,311,543)
Net cash used in operating activities	(11,349,612)	(5,393,838)	(23,479,932)

Cash Flows From Investing Activities
Option, earnest money,
entitlement deposits	(116,317)	(430,430)	(537,106)
Issuances of promissory notes receivable	(400,000)	-	(500,000)
Proceeds from payments on promissory
notes receivable	583,041	(50,000)	583,041
Purchase of property and equipment	(13,016)	-	(38,700)
Net cash provided (used) in investing activities	53,708	(480,430)	(492,765)

Cash Flows From Financing Activities
Proceeds from issuance of member units
for cash (net of offering costs)	6,988,220	6,035,786	25,681,060
Proceeds from subscriptions receivable	1,985,135	301,134	-
Proceeds (payments) from issuance
of notes payable	-	(11,843)	-
Payments for debt issuance costs	(22,765)	-	(22,765)
Net cash provided by financing activities	8,950,590	6,325,077	25,658,295

Net increase (decrease) in cash and cash
equivalents	(2,345,314)	450,809	1,685,598
Cash at beginning of period	4,030,912	2,341,332	-
Cash at end of period	$1,685,598	$2,792,141	$1,685,598

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

				Cumulative
	For The Nine		For the Nine	From April 15,
	Months Ended		Months Ended	2004 (inception) to
	September 30, 2006		September 30, 2005	September 30, 2006

Non-Cash Investing and Financing Activities

Issuance of members’ units for subscriptions
receivable	$527,438		$1,582,389	$527,438
Distributions payable	$1,361,998		$324,058	$2,045,440
Accrued finders fees (offering costs)	$85,022		$33,001	$85,022
Accrued finders fees paid with common units	$81,688		$226,760	$669,912
Issuance of notes payable (net of debt offering
costs and accrued interest) in exchange for
other properties held for investment	$6,708,707		$-	$6,708,707
Issuance of promissory note receivable
pursuant to financing arrangement (Note
1, Item O)	$838,041		$-	$838,041
Accrued interest receivable applied towards
the purchase of other property held for
investment	$2,438		$-	$2,438
Accrued costs related to options, earnest
money deposits, and entitlement costs	$-	$		$1,995

Changes Attributable to Reclassifications

During the nine month period ended September 30, 2006, the Company reclassified $901,056 in options, earnest money deposits and entitlement costs to other property held for investment.

During the nine month period ended September 30, 2006, the Company reclassified $24,000 in properties held for sale to other properties held for investment.  In addition, the Company reclassified $350 in properties held for sale to costs of terminated purchase agreements.

Supplemental Disclosures

Cash paid for interest	$366,219	$231	$366,450

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2006 (Unaudited)

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

The Company has completed or commenced five private placements of membership units in the Company, and its subsidiaries as follows:

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

Effective June 30, 2005, the placement of 3,000,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.  Effective April 14, 2006, the Company elected to increase the Series D private placement; resulting in an additional 940,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.  As of September 30, 2006, the Company has successfully placed 3,929,200 membership units.

Effective May 22, 2006, the placement of 1,200,000 membership units in Castle Arch Kingman, LLC (“CAK”), a variable interest entity, of which the Company is considered the primary beneficiary (see Note 2).  Each membership unit consists of five common and one preferred unit at $25.00 per membership unit.  As of September 30, 2006, CAK has successfully placed 62,660 membership units.

At September 30, 2006, the Company had completed the Series A, B, and C private placement offerings, and had raised $19,646,000 of the Series D private placement, resulting in the placement of 7,029,200 membership units.  Of this amount, $120,650 represents Series D subscribed units outstanding for which funds had not been received at September 30, 2006.  In addition, the Company had raised $1,566,482 of the CAK private placement, of which amount $406,788 had not been received at September 30, 2006.

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

September 30, 2006 (Unaudited)

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

The Company has not received revenues from the sale or development of property as of September 30, 2006 in accordance with its business plan.  Accordingly, the Company’s activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  All losses since inception have been considered as part of the Company’s development stage activities.

d)

  Presentation

The Company prepared the financial statements as of September 30, 2006 and for the periods ended September 30, 2005 and 2006, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual report on Form 10-KSB, which included audited financial statements for the period ending December 31, 2005.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

B.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Castle Arch Real Estate Investment Company, LLC and, effective April 2006, the accounts of Castle Arch Kingman, LLC (“CAK”).  CAK is considered a variable interest entity of which the Company is the primary beneficiary (see Note 2).  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

L.    Net Loss Per Common Unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period.  Basic net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of common units for all dilutive potential common units outstanding during the period.  At September 30, 2006, the basic and diluted net loss per common unit is the same as there are no common unit equivalents outstanding.

Accumulated preferred unit dividends, totaling $1,361,998 for the nine month period ended September 30, 2006, have been included in the computation of net loss per common unit, resulting in an incremental increase in loss per unit of $.06.

M.

Options and Deposits on Land and Entitlement Costs

As of September 30, 2006, the Company has successfully placed earnest money deposits, or deposits to acquire options, as well as increased deposits, for the purchase of fifteen properties totaling $2,143,000.  The terms of the purchase agreements provide for property review periods during which the deposits may be refunded upon written notice of unsuitability.  Upon expiration of the review periods, the deposits become non-refundable as liquidated damages to the seller if the purchase does not close.

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

September 30, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

M.

Options and Deposits on Land and Entitlement Costs (continued)

Of the successful deposits placed by the Company at September 30, 2006, $1,477,000 has been applied towards the purchase of eight separate properties, with purchase prices totaling $19,830,742.  The Company has also incurred $364,754 in entitlement costs and project costs, and $1,139,406 in water rights associated with these purchased properties at September 30, 2006.  These costs are included in other properties held for investment at September 30, 2006, totaling $24,089,619.  In addition, at September 30, 2006, $336,000 in earnest and increased deposits, combined with entitlement costs of $203,102, is related to four properties the Company has entered into purchase agreements to acquire and, accordingly, these amounts have been recorded as options, earnest money deposits, and entitlement costs.  Of the remaining $130,000 in successful deposits placed at September 30, 2006, $65,000, combined with $1,145,785 in entitlement costs is related to one property recorded as other properties held for investment.  The remaining $65,000 in earnest and increased deposits at September 30, 2006 is related to properties held for sale (see Note 1, Item N).

During the nine months ended September 30, 2006, the Company acquired five separate properties, totaling $13,322,851.  Of this amount, $6,708,707 reflects debt proceeds, net of debt issue costs, incurred to fund the purchase price of three of these properties.  In addition, associated entitlement costs and other related project costs were incurred during the same period, totaling $68,630 and $200,000, respectively.  Also, during the nine months ended September 30, 2006, the Company incurred $472,943 in options, earnest money deposits, and entitlement costs, and $1,006,376 in entitlement costs related to a separate property held for investment.

N.

Properties Held for Sale

During 2005, the Company placed land deposits of $65,000 and incurred associated entitlement costs totaling $60,145 to purchase the rights to one property.  These rights were subsequently reassigned by the Company in 2005.  As the reassignment of the rights meet the appropriate criteria for classification of held for sale (see Note 1, Item M), the associated costs, totaling $125,145 have been recorded as properties held for sale at September 30, 2006.  To date, the proceeds to be paid to the Company have not been realized.

O.

Notes Receivable

At September 30, 2006, the Company had entered into three promissory notes receivable with a nonrelated entity, totaling $500,000.  One of the three notes has a principal balance of $400,000, and, pursuant with the original terms, bears interest at 8 percent per annum.  Accrued interest along with principal is to be paid in full on or before January 17, 2007.  The two remaining notes have principal balances of $50,000 each.  These promissory notes bore interest at 8 percent per annum, and accrued interest along with principal was to be paid in full on or before March 14, and April 20, 2006, respectively.  In January, 2006, the Company extended the maturity date of the two notes to December 31, 2006, and all accrued interest to date became due in full.  At September 30, 2006, the Company had not received payment for the required interest payments, but did not record any impairment for the interest receivable as it expects to extend by mutual agreement, the due date for the interest.

At September 30, 2006, the Company had entered into a fourth promissory note receivable totaling $838,041 pursuant to a financing arrangement effected in June, 2006 (see Note 3).   Of this amount, $255,000 bears interest at 12 percent per annum.  Accrued interest along with principal is to be paid in full on or before May 15, 2010.  The remaining $583,041 was received during the three months ended September 30, 2006.

P.

Accounts Payable and Accrued Expenses

At September 30, 2006, the Company accrued for expenses incurred and payable to certain nonrelated parties, totaling $112,729.  The Company also accrued for compensation incurred and payable to a related party, totaling $175,000.  In addition, $85,022 and $1,195,000 was accrued for finder fees and compensation incurred, respectively, which amounts are payable in the form of common units.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2006 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Q.

Notes Payable

In March and June, 2006, the Company entered into two promissory notes payable with a third-party lender totaling $5,380,293 and $1,479,339, respectively.  The Company incurred combined debt issue costs totaling $97,548, of which amount $22,765 was paid from the Company’s cash accounts during the nine months ended September 30, 2006.  Accordingly, these debt issue costs will be amortized over the 12-month terms of the notes.  The Company collateralized the notes with four properties and associated water rights purchased during 2005 and 2006, respectively.  The notes bear annual interest rates of 10.5 and 10.25 percent, respectively, with interest only payments due on a monthly basis over the terms of the notes.  At the date of maturity, all principal and accrued interest is due in full.  In addition to using the proceeds for the acquisition of property held for investment, the Company also used $1,565,010 and $11,045 to repay an existing note payable and associated accrued interest, respectively.  Debt issue costs related to this note payable totaled $65,097.

2.

CONSOLIDATION OF VARIABLE INTEREST ENTITY

Effective April 2006, the Company adopted FIN 46(R), resulting in the consolidation of Castle Arch Kingman, LLC (“CAK”).  In accordance with the pronouncement, CAK is considered a variable interest entity and the Company its primary beneficiary.  Accordingly, the Company has consolidated CAK and eliminated all intercompany transactions.  CAK was founded in April, 2006 by members and managers of the Company to develop over 2,000 acres of land in the Kingman, Arizona area into commercial and residential properties (the “Project”).

At the date of CAK’s formation, the Company entered into an Option Contract for Sale and Purchase (the “Contract”) and, accordingly, agreed to sell, at cost, all of the land it has or will acquire in the Kingman, Arizona area.  At September 30, 2006, the Company has purchased approximately 453 acres, totaling $12,008,373.  In addition, at September 30, 2006, the transfer has not yet been consummated.

In exchange for $6,000 in capital contributed to CAK at the date of its formation, the Company was issued 6,000,000 common units, representing approximately 95 percent of all outstanding common units of CAK at September 30, 2006.  Members of the Company’s management team effectively control CAK pursuant to its operating agreement, wherein the Company and its managing members have been appointed as the managing member of CAK and, therefore, shall direct, manage and control and have complete authority, power, and discretion in decisions to accomplish the intended business and objectives of CAK.

The Company intends on funding CAK’s working capital requirements and future operating expenses through a private placement offering, consisting of the placement of 1,200,000 membership units, comprising one preferred and five common units each at $25.00 per membership unit.  At the close of the offering, the investors of CAK will collectively own all 1,200,000 outstanding preferred units and 50 percent of all outstanding common units, or 6,000,000 units.  The Company will own the other 50 percent of CAK’s common units.  In addition, the Company will receive a management fee of 2 percent of all funds raised on CAK’s behalf.  At September 30, 2006, CAK had raised $1,566,482.  Of this amount, $406,788 represents subscribed units outstanding for which funds had not been received at September 30, 2006.  The minority interest in the Company’s earnings during the nine month period ended September 30, 2006 totals $14,130.

The total equity investment at risk in CAK will be insufficient to accomplish, in its entirety, the scope of the Project and, therefore, will require additional subordinated support.  In addition, the Company is anticipated to absorb a majority of CAK’s expected losses.  Therefore, upon close of the private placement offering, resulting in the Company owning 6,000,000 common units issued and outstanding, or 50 percent in CAK, the Company will continue to be considered the primary beneficiary and, accordingly, will continue to consolidate the entity.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2006 (Unaudited)

3.

FINANCING ARRANGMENT (continued)

In June, 2006, the Company entered into a purchase agreement to exchange 33 acres, comprising a portion of other properties held for investment, in return for $840,000 to facilitate an IRS code section 1031 exchange.  Pursuant to the terms of the purchase agreement, the Company exchanged the 33 acres for a $255,000 promissory note receivable (see Item O, Note 1) and $585,000 in cash proceeds, net of closing costs.  Also included in the terms of the purchase agreement is an option to repurchase, whereby the Company is entitled to purchase back the exchanged property at appreciated values at specified dates in the future.  In addition, the “buyer” is limited in its rights to the property under the purchase agreement, and may not assign or otherwise transfer its rights without the Company’s written consent.  Given these factors, the Company exhibits substantial continuing involvement in the acreage exchanged and, therefore, the Company has treated the transaction as a financing arrangement.  Accordingly, at September 30, 2006, the Company has recorded a note receivable totaling $255,000, and a corresponding note payable totaling $1,053,696, net of closing costs and imputed interest totaling $212,966.  The offering costs and imputed interest will continue to be amortized over the two year life of the option.

4.

SUBSEQUENT EVENTS

Subsequent to quarter’s end, the Company was reimbursed $200,000 in earnest and increased deposits on a property the Company previously had an option to purchase.  As the event that triggered the reimbursement occurred during the period ended September 30, 2006, the Company recorded a land deposit receivable, totaling $200,000 at September 30, 2006.  In addition, the Company expensed associated entitlement costs in excess of the reimbursement, totaling $156,626, as costs of terminated purchase agreements during the period.

Subsequent to quarter’s end, the Company placed a $250,000 earnest money deposit to acquire an option for the purchase of 76 acres.  This amount will be applied towards the purchase price of the property contingent upon the Company’s determination of suitability during the property review periods, the terms of which are disclosed in the respective purchase agreements.

Subsequent to quarter’s end, the Company issued three unsecured promissory notes receivable, each totaling $25,000.  The notes bear an annual interest rate of 8 percent and principal is to be paid together with all accrued interest on or before December 31, 2006.

Subsequent to quarter’s end, the Company has raised additional capital totaling $250,000 and has received $155,000 of outstanding subscriptions receivable at September 30, 2006.

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

We have received no revenues from the sale or development of property as of December 31, 2005 or September 30, 2006. However, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in the coming 12 months.

Our operations are currently funded by equity sales and loans.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Three months ended
	September 30,
	2006		2005
Revenue, net	$	- 0 -	$	- 0 -

Gross profit (loss)		(2,566,286)		(949,048)

Operating loss		(2,749,146)		(937,495)

Other income (expense)		(182,860)		11,553

Net income (loss)		(3,270,641)		(1,084,048)

__________________________________________________________________________________________

	September 30, 2006	December 31, 2005
Balance Sheet Data:

Cash and Cash Equivalents	$1,685,598	$4,030,912

Total Current Assets	2,476,424	4,159,091

Total Assets	27,447,903	14,148,656

Total Current Liabilities	10,414,135	1,050,680

Total stockholders’ equity	$15,041,885	$13,097,976

__________________________________________________________________________________________

Discussion

During the three month period ended September 30, 2006 our revenues were limited to interest income due to the fact that we received no funds from the sale of any property. During the three month period we continued to focus on locating, acquiring rights to, and entitling target properties. During the three month period ended September 30, 2006, we continued to incur entitlement costs on both properties under contract and those properties which we own. None of these activities have produced revenues.

Our general and administrative expenses totaled $2,545,623 during the three month period ended September 30, 2006, compared to $947,175 during the comparable three month period ended September 30, 2005. The increase in general and administrative expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs and professional services. We anticipate that our general and administrative expenses will remain fairly constant during the next several quarters, while we do not currently anticipate that we will commence revenues during such period.

We currently have purchased or placed deposits on a total of fourteen parcels. Three parcels totaling 600 acres are located in California, seven parcels totaling 529 acres are located in Utah and four parcels totaling 493.28 acres are located in Arizona. The parcels to which we have rights are described in more detail below.

Fresno County California Properties

In September, 2004, we entered into two agreements entitled Assignment and Assumption of Purchase and Sale Agreement (collectively the “Assignment”) wherein we were assigned the rights to purchase two properties to which Brett Baillio had previously acquired purchase rights. The properties consist of 158 and 181 acres of raw land in the cities of Coalinga and Firebaugh, California, respectively. The purchase price for the properties was $3,838,250 and $7,890,900, respectively.

Our benefit for entering into the Assignment is that we were in a position to acquire land that we believed would appreciate in value due to general appreciation trends in the area and as a result of our entitlement efforts. Mr. Baillio’s benefit for assigning his purchase rights to us stemmed from eliminating the requirement that he finance the collective $10.5 million purchase price, but kept him in a position to profit from the resell of the properties once they had been worked through the entitlement process and parceled up or otherwise improved by us. Section 2 of the Assignment required us to pay Mr. Baillio 10% of the proceeds from any resale of the property by us within three years of the closing date of the property purchase. In addition, Section 2 of the Assignment also required us to pay Mr. Baillio 30% of our net profits from the resale of the properties. Prior to cancellation of the original assignment we paid costs totaling $180,409 and $149,145 for the Coalinga and Firebaugh properties, respectively. The costs include all deposits and costs paid to Mr. Baillio in connection with the purchase of the properties between the period from the Assignment to the Reassignment.

In June, 2005, we entered into two agreements entitled Reassignment and Assumption of Purchase and Sale Agreement (collectively the “Reassignment”) wherein we reassigned our rights to the two properties back to Mr. Baillio and eliminated our duties under the Assignment. We entered into the Reassignment due to the fact that we had other investment opportunities in which we preferred to deploy capital. In addition to preserving capital, we are in a position to benefit from the Reassignment because Mr. Baillio agreed to pay to us $10.5 million as consideration for the Reassignment. Mr. Baillio has agreed to pay an additional $10.5 million to us while continuing to be responsible for the $11.7 million purchase price to the seller. Mr. Baillio closed on the purchase of Coalinga in September 2005 and Firebaugh in February 2006. Mr. Baillio is in a position to benefit from the resale value of the properties if they exceed the sum of the aggregate $11.7 million purchase price and the $10.5 consideration for the Reassignment to be paid to us. We believe that the property has appreciated due to market conditions and entitlement improvements made by us. We estimate the current value of the properties to total approximately $30 million. However, neither property has been resold by Mr. Baillio.

During the period between the Assignment and the Reassignment, we reimbursed Mr. Barillio for all deposits and costs incurred by him in connection with the purchase of the properties. In addition, we have paid other deposit and entitlement costs totaling $1,210,785 for Firebaugh and $125,145 for Coalinga through November 13, 2006. In 2006, we paid an additional $1,000,000 to the original sellers of the properties to maintain Mr. Baillio’s purchase rights. The Reassignment did not require us to pay the additional $1,000,000. However, our management believed it prudent to pay the amounts due by Mr. Baillio in order to maintain the rights under the purchase and increase the likelihood of recovering the consideration owed to us by Mr. Baillio. We will seek recovery of the $1,000,000 in addition to the $10.5 million owed us under the Reassignment. We also interpret language of the Reassignment to allow us to recover the $329,554 in deposit and entitlement costs paid by us in connection with the properties; however, there is ambiguity in the Reassignment and potential for dispute between the parties on this point.

The Reassignments require Mr. Baillio to pay the consideration in December, 2005 and February 2006, respectively.  To date, Mr. Baillio has failed to pay us and is in default of the Reassignment. There are no termination rights for Mr. Baillio. Mr. Baillio has indicated to members of our management that he intends to pay us immediately upon his resale of the properties. The properties are for sale. However, due to recent downturns in the real estate market in the area, our management assesses that demand for raw land has softened. In response to the market shift, our management is currently reviewing the benefits of advancing the physical development of the properties through excavation, curb and gutter, sewage and possibly building construction. We currently do not have any other partnership agreements with Mr. Baillio. However, we may partner with him in the physical development of the properties.

Alternative to facilitating further development of the properties, we are entitled under the terms of the Reassignments to bring a court action against Mr. Baillio for failure to pay. Currently have not commenced any actions against Mr. Baillio for breach of contract. We believe that is we obtain a judgment against Mr. Baillio, we could foreclosure on the land. However, as there are lien positions ahead of us held by those who financed Mr. Baillio’s purchase of the properties and our management believes that the market for distressed land sales in the area to be soft, forcing a fire sale of the land does not currently appear to be a prudent avenue to maximize profits. However, opportunities in the real estate market and opportunities presented to us may improve the attractiveness of attempting foreclosure against the properties. Our management recognizes that our president, Robert Geringer’s relationship with Mr. Baillio creates a potential conflict of interest. However, Mr. Geringer has disclosed the scope of and nature of his relationship with Mr. Baillio to our board. Our board deems Mr. Geringer’s interactions with Mr. Baillio to be fair to us. Notwithstanding his influence within our management team, Mr. Geringer does not have unilateral authority, nor veto power, with regards to how we move forward with the Fresno, or any other properties to which we have rights.

We do not intend for reassignment of purchase rights to be our primary model. However, our lack of liquidity caused us to in effect flip the property to retain the value that we had created from working the properties through the entitlement process.

Tooele County Utah Properties

We have purchased 264 acres of raw land in Tooele, Utah for $7,172,453, plus water rights for $1,139,406. We intend for the property to be a family residential development. We are working through entitlements for 900 to 1,000 single-family homes on the properties, including multi-family residences. As of November 13, 2006, we have incurred $89,179 in entitlement costs in the form of government filing fees, engineering fees and legal fees in connection with planning and approvals, Tooele zoning entitlements, conceptual and master land use plan, noise assessment study, and annexation requests. We are currently working through water rights and annexation issues affecting the properties. We believe that there may be additional entitlement costs in connection with the Tooele properties between $100 and $300 thousand. We are selling the lots in three phases. We believe that we will be able to sell approximately 30% of the lots during 2007. We anticipate selling the lots to home builders.

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

Kingman Arizona Properties

We have purchased three parcels of raw land in the Kingman Arizona area.  In one transaction, we paid $5,626,397 for a 216 acre parcel. In a second transaction, we paid $454,611 for a 21.26 acre parcel. In a third transaction, we paid $5,686,325 for an additional 216 acre parcel. We intend to acquire an additional raw land in the Kingman area. As discussed in the section entitled “Business”, we intend, in connection with Castle Arch Kingman, LLC to develop a community with up to 10,000 dwelling units, two golf courses, a club house and other recreational amenities. We plan to sell fully entitled building lots to production builders over a period of seven to ten years, with the first lot sales anticipated to begin in 2008. We have paid $75,575 in entitlement costs for legal and engineering, including a topographical survey of the properties.

We are interested in developing land in the Kingman Area because it is located 95 miles southeast of Las Vegas, Nevada in Mohave County, Arizona. Mohave County is one of Arizona’s fastest growing counties, registering 65% population growth in the last ten-year U.S. census report. Our management believes that Mohave County has potential for new job creation in manufacturing, distribution, recreation and tourism as well as from services to an influx of retirees, mostly from California.

The Kingman area has good transportation access. With the completion of the Hoover Dam Bypass in 2008, U.S. Highway 93 will be a four-lane divided highway over the 95 miles between Kingman and Las Vegas. Interstate 40 links Kingman with Southern California. The Kingman airport’s 6,000-foot runway handles large commercial aircraft. Kingman is served by three commercial flights daily to and from Phoenix, as well as numerous charter services.

We believe that Kingman’s climate will attract property buyers. Kingman’s elevation at 3,400 feet above sea level gives it a moderate climate with highs averaging 96ºF in the hottest month (July) and 54ºF in the coldest month (January). This pleasant, sunny climate makes Kingman a very attractive destination for retirees and compares favorably against the average 104º summer highs of Phoenix and Las Vegas. Kingman’s proximity to Las Vegas, Henderson, Boulder City, Laughlin and Lake Mead make it a feasible location for commuters. We anticipate that local and regional growth, combined with good transportation infrastructure, will fuel the demand for high-quality housing and recreation facilities in the Kingman area.

Other Properties

We originally placed deposits on two properties totaling 320 acres in Imperial County, California. However, we received a full refund for one of the properties due to the fact that we were unable to remove encumbrances on the land in connection with the California Land Conservation Act of 1965, commonly referred to as the Williamson Act. The Williamson Act enables local governments to enter into contracts with private landowners for the purpose of restricting specific parcels of land to agricultural or related open space use.

We now have a deposit on 160 acres. The total purchase price of the property is $7.5 million. As of November 13, 2006 we have incurred $156,626 in entitlement costs in the form of government filing fees, engineering fees and legal fees in connection with planning and civil engineering services, environmental site assessment, biological study, burrowing owl survey, tentative subdivision map, engineering services, site assessment, preparation of conceptual layout, biological assessment, research and reporting, environmental consulting services.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $1,685,598, compared to $2,792,141 on the same date one year earlier, and $4,030,912 at December 31, 2005. Our decreased cash balance at September 30, 2006 is largely attributable to general and administrative expenses and land acquisition costs.

We believe that proceeds from sales of our securities will be sufficient for us to survive as a going concern for the next 12 months. Our management is actively pursuing additional sources of funding. In addition, our management is expecting an increase in cash flows through anticipated commencement of revenues from operations.

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

Item 3.  Controls and Procedures

We carried out an evaluation as of September 30, 2006, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to September 30, 2006, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2006, we received $1,258,369 from the sale of 251,674 member units to a total of 15 persons. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  November 13, 2006

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)