Form 10KSB
period 2006-12-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2007-04-02
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2006

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

Title of Class: Common Units, no par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  ☐

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

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $48,041

The aggregate market value of the voting and non-common voting equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 28, 2007 was: not applicable. There is no market for our securities and we have not requested that a ticker symbol be issued.

The number of outstanding shares of the registrant’s Common Units, no par value, as of March 27, 2007 was 24,087,379 common member units.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

		Page
PART I

Item 1.	Description of Business	4

Item 2.	Description of Property	7

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
	Issuer Purchases of Equity Securities	11

Item 6.	Management’s Discussion and Analysis or Plan of Operation	12

Item 7.	Financial Statements	13

Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	13

Item 8A.	Controls and Procedures	13

Item 8B.	Other Information	15

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	15

Item 10.	Executive Compensation	18

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	19

Item 12.	Certain Relationships and Related Transactions	20

Item 13.	Exhibits	22

Item 14.	Principal Accountant Fees and Services	22

SIGNATURES		23

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

From our inception through December 31, 2006, we have incurred costs for deposits, purchase and entitlement in connection with several thousand acres of undeveloped land. During the twelve month period ended December 31, 2006, we incurred costs related to nine separate properties, totaling $14,774,480.  Of this amount, $6,719,749 reflects debt proceeds used to fund the closing of three separate purchases during the period.  In addition, we incurred $415,348 in costs related to five separate properties and classified them as earnest and increased deposits, and entitlement costs at December 31, 2006. The parcels which we have purchased or to which we have purchase rights are located in California, Arizona and Utah. The parcels are described in more detail in the section entitled “Item 2. Description Of Property” below.

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

ITEM 2. DESCRIPTION OF PROPERTY

Tooele County Utah Properties

As of December 31, 2006, we owned 348 acres of raw land in Tooele, Utah and had rights to purchase an additional 83 acres. We intend for the property to be a family residential development. We expect to complete entitlements for 900 to 1,000 single-family homes on the properties, including multi-family residences, in the next two years. In the twelve month period ended December 31, 2006, we incurred $18,608 in entitlement costs in the form of government filing fees, engineering fees and legal fees in connection with planning and approvals, Tooele zoning entitlements, conceptual and master land use plan, noise assessment study, and annexation requests. We are currently attempting to induce Tooele’s City council to approve annexation of our properties into the city of Tooele. If this occurs, we will have substantially completed the entitlement process. We intend to sell the lots in three phases. We believe that we will be able to sell approximately 30% of the lots within the next 12 months. We anticipate selling the lots to home builders.

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

The Castle Arch project lies at the northern end of the Tooele municipality, seven miles from Interstate 80 and close to schools, community amenities and shopping, including a Wal-Mart SuperCenter, two grocery supermarkets, and a Home Depot.

Kingman Arizona Properties

Through Castle Arch Kingman, L.L.C., a company in which we are a majority owner, we own or have purchase rights to a total of approximately 2,100 acres of raw land just outside of the city of Kingman Arizona. In the twelve month period ended December 31, 2006, we purchased 453.28 acres of land in Kingman. As of December 31, 2006, we had 1,649.72 acres under contract, but have yet to pay the purchase price. We intend, in connection with Castle Arch Kingman, L.L.C., to develop a community with up to 10,000 dwelling units, a golf course, a club house and other recreational amenities. We plan to sell fully entitled building lots to production builders over a period of seven to ten years, with the first lot sales anticipated to begin in 2008. During the twelve month period ended December 31, 2006, we spent $130,482 in connection with entitling our properties in Kingman.

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

Imperial County Properties

We have rights to purchase 160 acres of raw land in Imperial County California. The total expected purchase price of the property is $7.5 million. During the twelve month period ended December 31, 2006, we have incurred entitlement costs in the form of government filing fees, engineering fees and legal fees in connection with planning and civil engineering services, environmental site assessment, biological study, burrowing owl survey, tentative subdivision map, engineering services, site assessment, preparation of conceptual layout, biological assessment, research and reporting, environmental consulting services.

Fresno County California Properties

Due to the softening of the residential market in California in 2006, there was an increase in tracts of raw land subject to distressed sales across the state. The nature of the market has hindered our ability to profit from the resale of the properties to which we have ownership rights in Fresno County California. We are currently considering the benefits of participating in the development of the land beyond entitlements in order to maximize our profits from the investment.

The origin of our interest in the parcels began in September, 2004, when we entered into two agreements entitled Assignment and Assumption of Purchase and Sale Agreement (collectively the “Assignment”) wherein we were assigned the rights to purchase two properties to which Brett Baillio had previously acquired purchase rights. The properties consist of 158 and 181 acres of raw land in the cities of Coalinga and Firebaugh, California, respectively. The purchase price for the properties was $3,838,250 and $7,890,900, respectively.

Our benefit for entering into the Assignment is that we were in a position to acquire land that we believed would appreciate in value due to general appreciation trends in the area and as a result of our entitlement efforts. Mr. Baillio’s benefit for assigning his purchase rights to us stemmed from eliminating the requirement that he finance the collective $10.5 million purchase price, but kept him in a position to profit from the resale of the properties once they had been worked through the entitlement process and parceled up or otherwise improved by us. Section 2 of the Assignment required us to pay Mr. Baillio 10% of the proceeds from any resale of the property by us within three years of the closing date of the property purchase. In addition, Section 2 of the Assignment also required us to pay Mr. Baillio 30% of our net profits from the resale of the properties. Prior to cancellation of the original assignment we paid costs totaling $180,409 and $149,145 for the Coalinga and Firebaugh properties, respectively. The costs include all deposits and costs paid to Mr. Baillio in connection with the purchase of the properties between the period from the Assignment to the Reassignment.

In June, 2005, we entered into two agreements entitled Reassignment and Assumption of Purchase and Sale Agreement (collectively the “Reassignment”) wherein we reassigned our rights to the two properties back to Mr. Baillio and eliminated our duties under the Assignment. We entered into the Reassignment due to the fact that we had other investment opportunities in which we preferred to deploy capital. In addition to preserving capital, we are in a position to benefit from the Reassignment because Mr. Baillio agreed to pay to us $10.5 million as consideration for the Reassignment. Mr. Baillio has agreed to pay an additional $10.5 million to us while continuing to be responsible for the $11.7 million purchase price to the seller. Mr. Baillio closed on the purchase of Coalinga in September 2005 and Firebaugh in February 2006. Mr. Baillio is in a position to benefit from the resale value of the properties if they exceed the sum of the aggregate $11.7 million purchase price and the $10.5 million consideration for the Reassignment to be paid to us. We believe that the property has appreciated due to market conditions and entitlement improvements made by us. We estimate the current value of the properties to total approximately $30 million. However, neither property has been resold by Mr. Baillio.

During the period between the Assignment and the Reassignment, we reimbursed Mr. Baillio for all deposits and costs incurred by him in connection with the purchase of the properties. In addition, we have paid other deposit and entitlement costs totaling $210,785 for Firebaugh and $125,145 for Coalinga through December 31, 2006. In 2006, we paid an additional $1,000,000 to the original sellers of the properties to maintain Mr. Baillio’s purchase rights. The Reassignment did not require us to pay the additional $1,000,000. However, our management believed it prudent to pay the amounts due by Mr. Baillio in order to maintain the rights under the purchase and increase the likelihood of recovering the consideration owed to us by Mr. Baillio. We will seek recovery of the $1,000,000 in addition to the $10.5 million owed us under the Reassignment. We also interpret language of the Reassignment to allow us to recover the $335,930 in deposit and entitlement costs paid by us in connection with the properties; however, there is ambiguity in the Reassignment and potential for dispute between the parties on this point.

The Reassignments require Mr. Baillio to pay the consideration in December, 2005 and February 2006, respectively.  To date, Mr. Baillio has failed to pay us and is in default of the Reassignment. There are no termination rights for Mr. Baillio. Mr. Baillio has indicated to members of our management that he intends to pay us immediately upon his resale of the properties. The properties are for sale. However, due to recent downturns in the real estate market in the area, our management assesses that demand for raw land has softened. In response to the market shift, our management is currently reviewing the benefits of advancing the physical development of the properties through excavation, installation of curb and gutter, sewer lines and possibly building construction. We currently do not have any other partnership agreements with Mr. Baillio. However, we may partner with him in the physical development of the properties.

Alternative to facilitating further development of the properties, we are entitled under the terms of the Reassignments to bring a court action against Mr. Baillio for failure to pay. Currently have not commenced any actions against Mr. Baillio for breach of contract. We believe that if we obtain a judgment against Mr. Baillio, we could foreclose on the land. However, our positions are subordinate to lien positions held by those who financed Mr. Baillio’s purchase of the properties and our management believes that the market for distressed land sales in the area is soft. As a result, obtaining a judgment and forcing a fire sale of the land does not currently appear to be a prudent avenue to maximize profits. Nevertheless, opportunities in the real estate market and opportunities presented to us may improve the attractiveness of attempting foreclosure against the properties.

Our management recognizes that our president, Robert Geringer’s relationship with Mr. Baillio creates a potential conflict of interest. However, Mr. Geringer has disclosed the scope of and nature of his relationship with Mr. Baillio to our board. Our board deems Mr. Geringer’s interactions with Mr. Baillio to be fair to us. Notwithstanding his influence within our management team, Mr. Geringer does not have unilateral authority, nor veto power, with regards to whether we sue Mr. Baillio nor how we move forward with the Fresno properties, or any other properties to which we have rights.

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

We also maintain approximately 1,700 square feet of office space in the Salt Lake City, Utah area where our accounting department is located along with some of our marketing consultants. We believe that will have adequate leased space to accommodate current operations and that our facilities for administrative personnel are adequate for expansion plans.  We also believe that expansion space is readily available in virtually all the markets in which we operate.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 27, 2007 there were approximately 463 holders of record of our common and preferred units. We have no outstanding options, warrants to purchase or securities convertible into our common equity. In addition, we have no common units that can be sold pursuant to Rule 144, and, we have no securities that are being publicly offered or that we are proposing to publicly offer.  There is no public market for our membership interests.  We have elected to be treated as a partnership for federal and state income tax purposes.  As a consequence, under current law, holders of membership interests will receive annual K-1 reports or direct allocations of profits or losses relating to our financial results.

Dividends

We intend that the first 40% of net profits will be paid as a dividend to holders of the common units to offset phantom income tax liability.  However, we are not bound to do so and may use profits to redeem preferred units and pay preferred dividends. In addition, we currently do not have, and may not have in the future, any net profits for distribution.

Once preferred units have been redeemed, if ever, earnings may be distributed to the holders of our common units. Any future determination as to the distribution of cash dividends will depend upon the earnings and financial position at that time and such other factors as the Company’s board of directors may deem appropriate.

During the twelve month period ended December 31, 2006, we accrued an additional $1,894,652 of 8% preferred unit distributions payable to preferred unit holders. The total amounts payable from our inception on April 15, 2004 through December 31, 2006 is $2,578,094 based on the period of time from receipt of funds related the preferred unit holder’s respective investment to date.

Recent Sales of Unregistered Securities

(1)

During the twelve month period ended December 31, 2006, Castle Arch Kingman, L.L.C., an entity in which we have majority ownership, issued and sold 479,238 common units and 95,848 preferred units to 44 accredited investors for a total of $2,396,194 in cash. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they did not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144 (a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of the Company's counsel that registration is not required under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

Overview

The following management discussion and analysis relates to our business of residential and commercial land development with target properties located primarily in the Western United States.  Our principal activities include securing acquisition rights to the property, obtaining zoning and other entitlements for the property, securing financing for the purchase of the property, improving the property’s infrastructure and amenities, and selling the property.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. We have sustained significant operating losses since our inception, including the years 2006 and 2005. At December 31, 2006, we had total net member capital of $13,755,887, and cash on hand of $1,500,652. In the coming twelve months, our liquidity and cash requirements will depend on several factors. If our resources are not sufficient to fund our needs through 2007 there are no assurances that we will be successful in raising sufficient capital.

Revenues

We had revenues of $48,041 (net of related cost of property sold) in the year ended December 31, 2006 compared to no revenues in 2005. Our revenues were primarily derived from the from the sale of a limited amount of land that we controlled. These revenues were not derived from our primary business target of selling property that we have improved through obtaining legal entitlements or other developmental improvements.  Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in 2007. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $5,186,520 during the twelve month period ended December 31, 2006, compared to $2,302,145 during the comparable twelve month period ended December 31, 2005. The increase in operating expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs, professional services and the costs of terminating purchase agreements, i.e., the forfeiture of deposits. We anticipate that our general and administrative expenses consisting of salaries and professional fees, will continue to rise in the coming twelve months due to increased entitlement activities on an increasing number of property projects. We anticipate that our total revenues during such period will also increase as a result of revenues derived from the sale of residential building lots out of the Tooele properties.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $1,500,652, compared to $4,030,912 at December 31, 2005. Our decreased cash balance as of December 31, 2006 is largely attributable to deployment of capital to meet selling, general and administrative expenses and to secure rights to real property.

Proceeds from the private offering and expected revenues will be sufficient to for us to survive as a going concern for the next 12 months. However, additional funding will be necessary to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

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

As described in Item 3 in each  of our Forms 10-QSB for the three-month periods ended March 31, 2006, June 30, 2006 and September 30, 2006, significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting included the following:

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

Other than the changes in our system of internal control over financial reporting discussed above, there have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2006 through the date of the filing of this From 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows information about our executive officers and directors as of December 31, 2006:

Name	Age	Position
Kirby D. Cochran	52	Chairman & Chief Executive Officer

Robert D. Geringer	47	Director and President

Douglas W. Child	46	Director and Chief Financial Officer

Jeff Austin	51	Director and Senior Vice President

William Warwick	71	Director

William H. Davidson	54	Director

Kirby D. Cochran chief executive officer and chairman of the board of directors, age 52, has extensive knowledge and experience investing in growth, emerging growth and established operating companies. He has bought and sold millions of dollars of real estate throughout his career, with a primary focus on raw land including a 70-acre development in Wyoming. In the past five years, Mr. Cochran has been an angel investor and business consultant, assisting over a dozen growth stage companies with their strategy and operations.

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

Robert Geringer, president and member of the board of directors, age 47, is a licensed attorney with practical and legal experience in development, finance, taxation syndications, and mergers and acquisitions. He has participated in the management of several real estate development companies in various locations across the United States.

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

Douglas W. Child, chief financial officer and member of the board of directors, age 46, is the Managing Partner of Child, Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants. As the managing member of two other real estate and holding companies, Mr. Child is experienced in a broad array of real estate areas including: residential development, residential foreclosures of both conventional and HUD mortgages and real estate taxation. He is also a licensed mortgage broker with numerous high-level contacts in the real estate industry.

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

Mr. Child’s firm, Child, Van Wagoner & Bradshaw, PLLC, is registered with the Public Company Accounting Oversight Board, which qualifies his firm to perform public company audits. He is a graduate of Utah State University with a B.S. in Accounting, and is licensed as a CPA in Utah, Wyoming, Colorado, Idaho, Nevada, Missouri and Montana.

Jeff Austin, senior vice president and member of the board of directors, age 51, has over 25 years of experience in sales and marketing. He was brought onboard for his ability and experience in leveraging teamwork and accountability to elevate service-focused organizations to new levels of performance. He has focused on building and growing companies through by attracting strategic partners and building relationships between and within businesses.

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

William Warwick, independent member of the board of directors, age 71, is a business consultant with over 40 years of experience, primarily in the telecommunications industry. Mr. Warwick most recently served as Senior Vice President, AT&T, and Chairman and CEO, AT&T China, Ltd. and continues to serve as Chairman, AT&T China.

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

William H. Davidson, Ph.D., independent member of the board of directors, age 54, is Chairman of Mesa Research. Dr. Davidson was a tenured professor at the Marchall Business School at USC, served as leader for Deloitte Touche Telecom and Media Practice. He has served on five public company boards and numerous private company boards. As a partner in six venture capital funds, he has participated in the financing of 50 venture-backed companies. Dr. Davidson has authored eight books including Breakthrough Companies and holds an MBA and a PhD in management both from Harvard Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that despite the fact that there is no market for its securities, during the fiscal year ended December 31, 2006, Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were not complied with. We expect that within the coming weeks that our Directors, officers, and greater than ten percent beneficial owners will file Form 3’s necessary to fully comply with Section 16(a) filing requirements applicable to each of them.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended December 31, 2006 to our named executive officers is detailed in the following table.

Long-Term Compensation
		Annual Compensation					Awards	Payouts	All Other Compen-sation
Name and Principal Position	Year	Salary(5)		Bonus		Other Annual Compensation	Securities Underlying Options(#)	LTIP Payouts

Kirby D. Cochran (1) Chairman and CEO	2006 2005	$ $	300,000 281,000		$—	$—	—	$—	$—

Robert D. Geringer (2) President	2006 2005	$ $	300,000 281,000		$—	$—	—	$—	$—

Douglas W. Child (3) CFO	2006 2005	$ $	120,000 170,000		$—	$—	—	$—	$—

Jeff Austin (4) SVP	2006 2005	$ $	215,000 170,000	$ $	$75,000 —	$—	—	$—	$—

1.

Kirby D. Cochran is currently compensated $25,000 per month.

2.

Robert D. Geringer is currently compensated $25,000 per month.

3.

Douglas W. Child is currently compensation $15,000 per month.

4.

Jeff Austin is currently compensated $20,833 per month.

5.

Three of our executive officers receive $2,000 per month toward reimbursement for expenses. One officer receives $10,000 per month toward reimbursement for expenses.

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

Option Grants

We did not grant any options to our executive officers in the fiscal year ended December 31, 2006.

Option Exercises and Year-End Option Values

None of our executive officers held any options as of December 31, 2006.

Compensation of Our Independent Directors

Each of our directors who are not also an employee receives director fees not to exceed $25,000 per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about the beneficial ownership of our common stock as of December 31, 2006 by:

*

each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

*    each of our directors and named executive officers;

*    all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.  The percentage of beneficial ownership of our common units subject to this registration statement is based on a total of 23,550,841 common units outstanding as of December 31, 2006. Preferred units which we intend to redeem at prices ranging from $1.00 to $5.00 per unit total 10,240,000 issued and outstanding of which 576,500 or 5.57% are owned by our executive officers.

Name and Address of Beneficial Owner	Number of Common Units Beneficially Owned (1)	Percentage of Class
Kirby D. Cochran (2) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	8,106,167	33.65%
Robert D. Geringer (3) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	4,106,167	17.05%
Jeff Austin (4) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	2,509,167	10.42%
Douglas W. Child (5) 1284 Flint Meadow Dr., Suite D Kaysville, UT 84037	850,883	3.53%
All current directors and executive officers as a group (4 persons)	15,572,334	64.65%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our office space is leased from our officers

Our chief financial officer, Douglas W. Child, provides office facilities and administrative services for our operations in the state of Utah.  During 2006, we entered into a sublease agreement with a separate business entity, owned by Mr. Child, for office space.  Pursuant to the terms of the agreement, we are required to make monthly payments, totaling $3,430, over a two-year term.  As of December 31, 2006, we had paid $9,792 for lease and administrative fees to Mr. Child’s separate entity.

In addition, our president, Robert Geringer, provides office facilities and administrative services for our operations in the state of California. For the period ended December 31, 2006, we paid $210,000 to a separate entity owned by Mr. Geringer. The separate entity provided office facilities and administrative services.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the twelve months ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by us for services rendered by Bouwhuis, Morrill & Company, LLC for the years ended December 31, 2006 and December 31, 2005:

	2006	2005

Audit Fees	15,600	9,068
Audit-Related Fees	n/a	n/a
Tax Fees	n/a	n/a
All Other Fees	n/a	n/a

Total	$15,600	$9,068

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Midvale, Utah

We have audited the accompanying consolidated statement of financial condition of Castle Arch Real Estate Investment Company, LLC (a development stage company) and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on April 15, 2004 to December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Arch Real Estate Investment Company, LLC (a development stage company) and Subsidiary as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for period from inception on April 15, 2004 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bouwhuis, Morrill & Company

Bouwhuis, Morrill & Company

Layton, Utah

March 23, 2007

Financial Information Castle Arch Real Estate Investment Company, LLC (A Development Stage Company) Consolidated Statement of Financial Condition

December 31,
2006
ASSETS
Current assets:
Cash and cash equivalents	$1,500,652
Interest receivable, net of allowance,
totaling $9,973	48,654
Other receivable	250,000
Notes receivable – current, net of allowance,
totaling $100,000	505,000
Prepaid expenses and other current assets	7,225
Total current assets	2,311,531

Property, plant and equipment:
Office equipment	38,910
Less: accumulated depreciation	(11,044)
Net property, plant and equipment	27,866

Other assets:
Note receivable – noncurrent	255,000
Other properties held for investment	23,561,741
Earnest money and other deposits	160,000
Entitlement costs	576,244
Other noncurrent assets	3,430
Total other assets	24,556,415
Total assets	$26,895,812

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$1,396,106
Other accrued expenses	108,109
Preferred dividends payable	2,578,094
Notes payable	6,820,287
Total current liabilities	10,902,596

Total liabilities	10,902,596

Members’ capital:
Minority interest in consolidated subsidiary (see Note 7)	2,237,329
Common units, 23,550,841, issued and outstanding,
ranging from $.001 to $2.50 per unit	1,046,038
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	647,940
Non-managing members’ units, series B preferred,
2,000,000 units issued and outstanding, $1.00 per unit	1,376,156
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	2,452,316
Non-managing members’ units, series D preferred,
3,940,000 units issued and outstanding, $5.00 per unit	16,880,672
Deficit accumulated during the development stage	(8,647,235)
Total members’ capital	15,993,216
Total liabilities, minority interest, and members’ capital	$26,895,812

See notes to consolidated financial statements.

Financial Information Castle Arch Real Estate Investment Company, LLC (A Development Stage Company) Consolidated Statement of Operations

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception) to
	December 31, 2006	December 31, 2005	December 31, 2006
Revenues:
Proceeds from sale of property,
net of cost of property sold	$48,041	$-	$48,041
Total revenues	48,041	-	48,041

Operating expenses:
Selling, general and administrative	5,186,520	2,302,145	7,785,415
Depreciation and amortization	130,252	3,604	134,348
Cost of terminated purchase agreements	802	245,363	246,166
Bad debt expense and impairment losses	109,973	-	109,973
Start-up and organizational costs	-	-	55,696
Total operating expenses	5,427,547	2,551,112	8,331,598

Operating income/(loss)	(5,379,506)	(2,551,112)	(8,283,557)

Other revenue/(expenses)
Interest income	98,496	48,992	149,359
Interest expense	(567,811)	(231)	(568,042)

Income/(loss) from continuing operations
before minority interest	(5,848,821)	(2,502,351)	(8,702,240)

Minority interest in losses of consolidated
subsidiary	55,005	-	55,005

Net loss and deficit accumulated during
the development stage	$(5,793,816)	$(2,502,351)	$(8,647,235)

Accumulated preferred dividends	$1,894,652	$617,332	$2,578,094
Net loss available to common
unitholders	$(7,688,468)	$(3,119,683)	$(11,225,329)

Net loss per common unit (Note 1)	$(33.49)	$(16.16)

Weighted average units outstanding	22,952,878	19,304,121

See notes to consolidated financial statements.

Financial Information Castle Arch Real Estate Investment Company, LLC (A Development Stage Company) Consolidated Statement of Cash Flows

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

Cash flows from operating activities
Net loss	$(5,793,816)	$(2,502,351)	$(8,647,235)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	6,948	3,604	11,044
Amortization of debt issue costs	123,303	-	123,303
Allowance for bad debts	109,973	-	109,973
Minority interest in losses of subsidiary	(55,005)	-	(55,005)
Professional outside services paid in
the form of common units	1,333,750	78,750	1,412,500
Changes in operating assets and liabilities:
Increase in notes receivable	(255,000)	-	(255,000)
Interest receivable	(54,232)	(4,395)	(58,627)
Other receivable	(250,000)	-	(250,000)
Prepaid expenses and other
current assets	16,559	(23,784)	(7,225)
Accounts payable	39,523	9,466	247,657
Other accrued expenses	68,273	4,211	72,484
Due to related party	-	(20,000)	-
Properties held for investment	(7,171,464)	(8,713,063)	(16,975,170)
Other	(3,430)	-	(3,430)
Net cash used in operating activities	(11,884,618)	(11,167,562)	(24,274,731)

Cash flows from investing activities
Option, earnest money, and
entitlement deposits	(415,348)	(1,105,018)	(579,618)
Additions to notes receivable	(505,000)	(100,000)	(605,000)
Purchase of property, plant and
equipment	(13,226)	(9,152)	(38,910)
Net cash provided by investing activities	(933,574)	(1,214,170)	(1,223,528)

Cash flows from financing activities
Proceeds from issuance of member
units	8,785,362	14,697,741	28,328,796
Offering costs	(391,400)	(915,720)	(1,307,120)
Proceeds from subscription receivables	1,916,735	301,134	-
Proceeds from issuance of long-term debt	-	-	-
Repayment of long-term debt	-	(11,843)	-
Debt issuance costs	(22,765)	-	(22,765)
Net cash provided by financing activities	10,287,932	14,071,312	26,998,911

Net increase (decrease) in cash and cash
equivalents	(2,530,260)	1,689,580	1,500,652
Cash at beginning of period	4,030,912	2,341,332	-
Cash at end of period	$1,500,652	$4,030,912	$1,500,652

See notes to consolidated financial statements.

Financial Information Castle Arch Real Estate Investment Company, LLC (A Development Stage Company) Consolidated Statement of Cash Flows (continued)

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

Non-cash investing and financing activities

Notes payable issued for other property
held for investment	6,859,632	-	6,859,632
Debt issuance costs on notes payable	139,883	-	139,883
Issuance of member units for subscription
receivables	1,117,653	1,985,135	-
Preferred dividend payable	1,894,652	617,332	2,578,094
Referral fees paid with common units	258,510	345,184	779,897
Accrued referral fees paid with common
units	152,394	67,744	-

Supplemental disclosures

Cash paid for interest	$556,766	$231	$556,997

See notes to consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statement of Changes in Members’ Capital

Period From April 15, 2004 (inception) to December 31, 2006

											Accumulated		Deficit
			Non-managing Members’		Non-managing Members’		Non-managing Members’		Non-managing Members’		During the		Total
	Common Units		Units Series A Preferred		Units Series B Preferred		Units Series C Preferred		Units Series D Preferred		Development	Minority	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Stage	Interest	Capital
Balance (inception)
April 15, 2004	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -	$ -	-	$ -

Sale of common units
at $0.001 per unit	16,000,000	16,000	-	-	-	-	-	-	-	-	-	-	16,000

Sale of Series “A”
investment units
at $1.00 per unit	1,000,000	-	1,000,000	1,000,000	-	-	-	-	-	-	-	-	1,000,000

Sale of Series “B”
investment units
at $2.00 per unit	900,350	-	-	-	1,800,700	1,800,700	-	-	-	-	-	-	1,800,700

Sale of Series “C”
investment units
at $3.00 per unit	191,667	-	-	-	-	-	575,000	575,000	-	-	-	-	575,000

Subscriptions
receivable	-	-	-	-	-	(31,134)	-	(270,000)	-	-	-	-	(301,134)

Preferred dividend
Payable	-	-	-	(38,209)	-	(25,379)	-	(2,522)	-	-	-	-	(66,110)

Offering costs	-	-	-	(154,610)	-	(280,223)	-	(115,058)	-	-	-	-	(549,891)

Net loss	-	-	-	-	-	-	-	-	-	-	(351,068)	-	(351,068)

Balance,												-
December 31, 2004	18,092,017	$16,000	1,000,000	$ 807,181	1,800,700	$ 1,463,964	575,000	$ 187,420	-	$ -	$ (351,068)	-	$2,123,497

See notes to consolidated financial statements

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statements of Changes in Members’ Capital (continued)

Period from April 15, 2004 (inception) to December 31, 2005

											Accumulated		Deficit
			Non-managing Members’		Non-managing Members’		Non-managing Members’		Non-managing Members’		During the		Total
	Common Units		Units, Series A Preferred		Units, Series A Preferred		Units, Series A Preferred		Units, Series A Preferred		Development	Minority	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Stage	Interest	Capital

Issuance of shares for
referral fees and
services	268,981	425,388	-	-	-	-	-	-	-	-	-		425,388
Sale of Series “B”
investment units
at $2.00 per unit	99,650	-	-	-	199,300	199,300	-	-	-	-	-		199,300
Sale of Series “C”
investment units
at $3.00 per unit	908,333	-	-	-	-	-	2,725,000	2,725,000	-	-	-		2,725,000
Sale of Series “D”
Investment units
at $5.00 per unit	2,659,167	-	-	-	-	-	-	-	2,659,167	13,295,836	-		13,295,836
Subscriptions
Receivable	-	-	-	-	-	-	-	-	-	(1,985,135)	-		(1,985,135)
Proceeds from
Subscribed units	-	-	-	-	-	31,134	-	270,000	-	-	-	-	301,134
Preferred dividend
Payable	-	-	-	(79,241)	-	(157,098)	-	(205,159)	-	(175,834)	-	-	(617,332)
Offering costs	-	-	-	-	-	(1,144)	-	(260,461)	-	(605,756)	-	-	(867,361)
Net Loss	-	-	-	-	-	-	-	-	-	-	(2,502,351)	-	(2,502,351)
Balance,
December 31, 2005	22,028,148	$441,388	1,000,000	$727,940	2,000,000	$1,536,156	3,300,000	$2,716,800	2,659,167	$10,529,111	$(2,853,419)	-	$13,097,976
Issuance of units for
Referral fees and
Services	241,860	604,650	-	-	-	-	-	-	-	-	-	-	604,650
Consolidation of
subsidiary	-	-	-	-	-	-	-	-	-	-	-	2,237,329	2,237,329
Sale of Series “D”
Investment units
At $5.00 per unit	1,280,833	-	-	-	-	-	-	-	1,280,833	6,404,165	-	-	6,404,165
Subscription receivables	-	-	-	-	-	-	-	-	-	(68,400)	-	-	(68,400)
Proceeds from
Subscribed units	-	-	-	-	-	-	-	-	-	1,985,135	-	-	1,985,135
Preferred dividend
Payable	-	-	-	(80,000)	-	(160,000)	-	(264,484)	-	(1,354,629)	-	-	(1,859,113)
Offering cost	-	-	-	-	-	-	-	-	-	(614,710)	-	-	(614,710)
Net loss	-	-	-	-	-	-	-	-	-	-	(5,793,816)	-	(5,793,816
Balance
December 31, 2006	23,550,841	$1,046,038	1,000,000	$ 647,940	2,000,000	$ 1,376,159	3,300,000	$ 2,452,316	3,940,000	$ 16,880,672	$ (8,647,235)	2,237,329	$ 15,993,216

See notes to consolidated financial statements.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

Effective June 30, 2005, the placement of 3,000,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.  Effective April 14, 2006, the Company elected to oversubscribe the Series D private placement; resulting in an additional 940,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.  As of December 31, 2006, the Company has successfully placed 3,940,000 membership units.

Effective May 22, 2006, the placement of 1,200,000 membership units in Castle Arch Kingman, LLC (“CAK”), a variable interest entity, of which the Company is considered the primary beneficiary (see Note 7).  Each membership unit consists of five common and one preferred unit at $25.00 per membership unit.  At December 31, 2006, CAK had raised $3,195,276, resulting in the placement of 127,811 membership units.  Of this amount, $799,082 represents subscribed units outstanding for which funds had not been received at December 31, 2006.

At December 31, 2006, the Company had completed the Series A, B, and C private placement offerings, and had raised $19,700,000 of the Series D private placement, resulting in the placement of 7,040,000 membership units.  Of this amount, $68,400 represents Series D subscribed units outstanding for which funds had not been received at December 31, 2006.

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

The Company has not received significant revenues from the sale or development of property as of December 31, 2006 in accordance with its business plan.  Accordingly, the Company’s activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  All losses since inception have been considered part of the Company’s development stage activities.

B.

Method of Reporting and Use of Estimates

The Company’s financial statements are presented in accordance with U.S. generally accepted accounting principles (GAAP).  Such principles require the use of certain estimates and assumptions made by the Company’s management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates that may change in the near future include properties held for sale and other properties held for investment if it becomes necessary to incur unexpected additional costs to prepare these properties for sale within the next twelve months.  In addition, significant estimates include potential impairment of certain promissory notes receivable whose maturities have expired at December 31, 2006 (see Note 2).

D.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and, effective April, 2006, the accounts of Castle Arch Kingman, LLC (“CAK”).  In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity.  CAK is considered a variable interest entity of which the Company is the primary beneficiary (see Note 2).  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

E.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

F.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

G.

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

H.

Uninsured Cash Balances

The Company maintains its corporate cash balances in multiple accounts at one bank.  Corporate cash accounts at banks are insured by the FDIC up to $100,000.  Amounts in excess of insured limits were approximately $1,400,652 at December 31, 2006.  To date, the Company has not experienced any losses as a result of this excess and does not anticipate any such losses in the future.

I.

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

J.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Cash and cash equivalents are carried at cost, which approximates fair value.

K.

Offering Costs

Costs incurred in the successful raising of capital under the Company’s private placement memorandums such as referral fees and attorneys’ costs have been offset against various components of members’ equity as a reduction of the proceeds received from the sale of membership units.

L.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Depreciation is computed primarily using the straight-line method based on estimated useful lives of 5 years.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.

Advertising Costs

The Company may incur costs of advertising which it will expense as incurred.  Advertising costs do not include commissions for the sale of property or referral fees incurred for the successful raising of capital.

N.

Options, Deposits and Entitlement Costs

The terms of the Company’s purchase agreements provide for due diligence periods during which deposits may be refunded upon written notice of unsuitability.  Upon expiration of the review periods, the deposits become non-refundable as liquidated damages to the seller if the purchase does not transpire.

The Company’s policy is to capitalize entitlement costs and applicable deposits incurred as noncurrent assets, classified as earnest and increased money deposits, and entitlement costs, until such time as the properties are purchased.  Upon purchase, the Company classifies certain properties as held for sale that meet the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These requirements include the completion of the respective entitlements and the preparation of the property for immediate sale in its existing condition, the initiation of an active program to identify potential buyers, and the expectation of occurrence of a probable sale within the following twelve months.  Those properties that do not meet these criteria are classified as other properties held for investment.

During the year ended December 31, 2006, the Company incurred costs related to nine separate properties, totaling $14,774,480.  Of this amount, $6,719,749 reflects debt proceeds used to fund the closing of three separate purchases during the year (see Note 3).  These amounts have been classified as other properties held for investment.  In addition, the Company incurred $415,348 in costs related to five separate properties and classified as earnest and increased deposits, and entitlement costs at December 31, 2006.

O.

Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments.  In addition, in instances where a derivative would otherwise have to bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement.  The adoption of SFAS No. 155 has not materially affected the Company’s reported loss, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable.  In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value.  The adoption of SFAS No. 156 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In March, 2006, the FASB issued Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  Accordingly,

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

O.

Recent Accounting Pronouncements (continued)

tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority.  Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements.  The adoption of FIN 48 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about thosemeasurements.  The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income.  In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.   The adoption of SFAS No. 158 has not materially affected the Company’s reported loss, financial condition, or cash flows.

P.

Net Loss per Common Unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period in accordance with SFAS No. 128, Earnings Per Share.  Basic net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of common units for all dilutive potential common units outstanding during the period.  At December 31, 2006 the basic and diluted net loss per common unit is the same as there are no common unit equivalents outstanding.

Accumulated preferred unit dividends, totaling $1,793,837 for the twelve months ended December 31, 2006, have been included in the computation of net loss per common unit, resulting in an incremental increase in loss per unit of $7.82.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.

NOTES, OTHER RECEIVABLES

Notes receivable at December 31, 2006, consisted of the following:

Amount
Current	Interest Rate	Due Date
$50,000	8%	2006
50,000	8%	2006
400,000	8%	2007
25,000	8%	2007
25,000	8%	2007
25,000	8%	2007
20,000	8%	2007
10,000	8%	2007
$605,000

Non-current
$255,000	12%	2010

Accrued interest along with principal is to be paid in full on or before the respective maturity date.  During 2006, the Company issued $505,000 in promissory notes receivable, bearing interest at 8 percent per annum.  Maturity dates associated with these issuances vary throughout 2007.

At December 31, 2006, two uncollateralized promissory notes, with principal balances of $50,000 each, along with accrued interest became due in full.  To date, the Company has not received payment for the required principal and interest amounts.  Accordingly, management has recorded an impairment of the notes and corresponding interest receivable, totaling $109,973 (see also Note 4).

In addition, at December 31, 2006, the Company was owed $250,000, representing a refundable earnest money deposit the Company had originally placed on a separate property, and subsequently decided not to pursue once the due diligence period had transpired.  This amount has been classified as an other receivable at December 31, 2006, and funds were subsequently received in 2007.

The Company realized sales proceeds of $840,000 during 2006.  A component of these proceeds included a note receivable, totaling $255,000 at December 31, 2006.  This note bears interest at 12 percent per annum and interest together with principal is owed to the Company in May, 2010.

3.

NOTES PAYABLE

Notes payable at December 31, 2006, consisted of the following:

	Amount	Interest rate	Due Date
Note 1	$5,389,293	10.75%	2007
Note 2	1,479,339	10.25%	2007
Total	$6,868,632

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

During 2006, the Company entered into two promissory notes payable with a third-party lender totaling $5,380,293 and $1,479,339, respectively.  The Company incurred combined debt issue costs totaling $76,745, of which amount $22,765 was paid from the Company’s bank accounts.  These debt issue costs have been amortized over the 12-month terms of the notes.  The Company collateralized the notes with four properties and associated water rights purchased during 2005 and 2006, respectively.  The notes bear annual interest rates of 10.75 and 10.25 percent, respectively, with interest only payments due on a monthly basis over their respective terms.

At the date of maturity, all principal and accrued interest is due in full.  In addition to using the proceeds for the acquisition of property held for investment, the Company also used $1,565,010 and $11,045 to repay an existing note payable and associated accrued interest, respectively.  Debt issuance costs related to this note payable totaled $65,097.

4.

COMMITMENTS AND CONTINGENCIES

At December 31, 2006, the maturities on two promissory notes receivable, each totaling $50,000, came due.  In addition, during the first quarter, 2007, a third promissory note, totaling $400,000, with a maturity date of January 17, 2007 also came due (see Note 8).  The Company has obtained collateral for the $400,000 note in accordance with the terms of the promissory note agreement whose value, in the opinion of management, equals or exceeds the face value of the note.  The remaining two notes are uncollateralized.  Accordingly, at December 31, 2006, the Company’s management elected to impair two of the three promissory notes, resulting in a valuation allowance totaling $100,000.  Although an element of uncertainty currently exists regarding collectibility, given the expired agreements, management has had open communication with the promissee and, based on these discussions, fully anticipates recouping the amounts due to the Company, along with the associated interest.

5.

RELATED-PARTY TRANSACTIONS

Certain officers of the Company provide office facilities and administrative services to the Company.  During the year ended December 31, 2006, the Company paid $210,000 to other officers or affiliated entities for facilities and administrative services.  As of December 31, 2006, three officers of the Company receive $2,000 per month and one officer of the Company receives $10,000 per month toward reimbursement for these expenses.

During 2006, the Company entered into a sublease agreement with a separate entity, owned by an officer of the Company, for office space.  Pursuant to the terms of the agreement, the Company is required to make monthly payments, totaling $3,430, over a two-year term.  As of December 31, 2006, the Company had paid $9,792 to the officer’s separate entity

6.

CONSOLIDATION OF VARIABLE INTEREST ENTITY

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

At the date of CAK’s formation, the Company entered into an Option Contract for Sale and Purchase (the “Contract”) and, accordingly, agreed to sell, at cost, all of the land it has or will acquire in the Kingman, Arizona area to CAK.  At December 31, 2006, the Company has purchased approximately 453 acres, totaling $12,008,373.  In addition, at December 31, 2006, the transfer to CAK has not yet been consummated.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

6.

CONSOLIDATION OF VARIABLE INTEREST ENTITY (CONTINUED)

In exchange for $6,000 in capital contributed to CAK at the date of its formation, the Company was issued 6,000,000 common units, representing approximately 92 percent of all outstanding common units of CAK at December 31, 2006.  Members of the Company’s management team effectively control CAK pursuant to its operating agreement, wherein the Company and its managing members have been appointed as the managing member of CAK and, therefore, shall direct, manage and control and have complete authority, power, and discretion in decisions to accomplish the intended business and objectives of CAK.

The Company intends to fund CAK’s working capital requirements and future operating expenses through a private placement offering, consisting of the placement of 1,200,000 membership units, comprising one preferred and five common units each at $25.00 per membership unit.  The preferred units bear a 6 percent cumulative, noncompounded preferred dividend.  At December 31, 2006, the Company had accrued $35,539 of 6 percent preferred unit distributions payable to preferred units holders of CAK.  The Company may, at its option, at any time, redeem any number of outstanding CAK preferred units at a rate of $25.00 per unit, plus any accrued preferred dividends.  At the close of the offering, the investors of CAK will collectively own all 1,200,000 outstanding preferred units and 50 percent of all outstanding common units, or 6,000,000 units.  The Company will own the other 50 percent of CAK’s common units.  In addition, the Company will receive a management fee of 2 percent of all funds raised on CAK’s behalf.  At December 31, 2006, CAK had raised $3,195,276 and, accordingly, had accrued a management fee payable to the Company totaling $63,906.  The minority interest in the Company’s earnings during the year ended December 31, 2006 totals $55,005. A reconciliation of the minority interest in CAK at December 31, 2006 is as follows:

2006
Beginning balance:	$ -
Add: Capital raised	3,195,276
Less: Subscriptions receivable	(799,082)
Minority interest in current year loss	(55,005)
Minority interest in referral fees of Company’s subsidiary	(68.321)
Minority interest in accrued dividend of Company’s subsidiary	(35,539)
Ending balance	$ 2,237,329

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7.

MEMBERS’ EQUITY

Each membership unit issued to date consists of one common unit and any number of preferred units depending upon the offering.  The Company is authorized to issue up to 50,000,000 common units and 100,000,000 preferred units.

As of December 31, 2006 common units issued and outstanding totaled 23,537,161.  Of this amount, 16,510,841 represents founders’ capital and referral and other consulting fees paid in the form of common units.  Accordingly, the value attributable to the respective common units varies.  Founders’ capital consists of 16,000,000 common units issued and outstanding and was valued at $.001 per unit at inception of the Company.  Common units representing referral and other consulting fees are valued based on payment options available to the recipient which provide for payment solely in the form of cash, or a combination of cash and units. Accordingly, the valuation of common units to be paid for referral and consulting fees is based on the amount of cash the individual would have been paid had he or she selected the “cash only” option less the amount of cash he would have been paid for the cash and units option.  This value was used for all referral and consulting fees to be paid in the form of common units in each respective private placement regardless of whether the individual actually elected the “cash only” option.

Utilizing this valuation methodology, at December 31, 2006 the Company had issued the following common units to advisory council members, consultants, and as referral fees:

Round	Number of Units Issued		Value Per Unit	Total
Round A	38,750		$.50	$19,375
Round B	30,076		1.00	30,076
Round C	124,451		1.50	186,677
Round D	317,564		2.50	793,910
Totals	510,841	$		$1,030,038

The Series A preferred units may be redeemed at a price of $1.00 per unit.  The Series A preferred units have preferred dividend rights equal to 8 percent per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series A preferred units and after the return of principal.  Holders of Series A preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series A preferred units at a rate of $1.00 per unit, plus any accrued preferred dividends.

The Series B preferred units can be redeemed at a price of $1.00 per unit.  The Series B preferred units have preferred dividend rights equal to 8 percent per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series B preferred units and after the return of principal.  Holders of Series B preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series B preferred units at a rate of $1.00 per unit, plus any accrued preferred dividends.  The Series C preferred units can be redeemed at a price of $1.00 per unit.  The Series C preferred units have preferred dividend rights equal to 8 percent per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series C preferred units and after the return of principal.  Holders of Series C preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series C preferred units at a rate of $1.00 per unit, plus any accrued preferred dividends.

The Series D preferred units can be redeemed at a price of $5.00 per unit.  The Series D preferred units have preferred dividend rights equal to 8 percent per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series D preferred units and after the return of principal.  Holders of Series D preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series D preferred units at a rate of $5.00 per unit, plus any accrued preferred dividends.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7.

MEMBERS’ EQUITY (CONTINUED)

As of December 31, 2006, the Company had accrued $2,542,555 of 8 percent preferred unit distributions payable to preferred unit holders based on the period of time from receipt of funds related to the preferred unit holder’s respective investment to date.

The holders of the common units are entitled to one vote for each unit held of record by them and may not accumulate votes.  This means that the holders of more than 50 percent of the common units voting for the election of directors can elect all of the directors if they choose to do so.  In such event, the holders of the remaining common units will not be able to elect any person to the board of directors.  The holders of the common units are entitled to receive dividends when, and if declared by the board of directors out of funds legally available therefore, subject to payment of all accrued dividends on outstanding preferred units.  In the event of the Company’s liquidation, dissolution or winding up, the holders of the common units have the right to share proportionately in the Company’s remaining net assets after payment of the total liquidation preference of all outstanding preferred units.  Holders of common units, as such, have no conversion, preemptive or other subscription rights, and there are no redemption rights applicable to the common units.

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

8.

SUBSEQUENT EVENTS

In March, 2007, the Company acquired a separate property, totaling $1,102,008.  Of this amount, $450,000 represents a note payable to the seller, secured by the acquired property and bearing interest at 8 percent per annum.  Combined principal and interest is due in full on or before September, 2007.

In January and March, 2007, the Company issued three promissory notes receivable to an unrelated entity, totaling $65,000.  The notes receivable bear interest of 8 percent and principal is to be paid together with interest on or before March 31, 2007.