Form 10QSB
period 2007-03-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2007-05-16
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

The number of outstanding common units, no par value, as of March 31, 2007 was 24,115,377 common member units.

INDEX

Castle Arch Real Estate Investment Company, LLC

For The Quarter Ending March 31, 2007

Part I. Financial Information

Item 1.	Financial Statements	3

	Statement of Financial Condition – March 31, 20076 (Unaudited).	3

	Statements of Operations (Unaudited) – For the three months ended March 31, 2007; and for the three months ended March 31, 2006; and cumulative from April 15, 2004 (inception) to March 31, 2007.	4

	Statements of Cash Flows (Unaudited) – For the three months ended March 31, 2007, and for the three months ended March 31, 2006, and cumulative from April 15, 2004 (inception) to March 31, 2007.	5

	Notes to Financial Statements (Unaudited) – March 31, 2007.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation.	12

Item 3.	Controls and Procedures	15

Part II. Other Information		15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Matters	16

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		17

 Part I – Financial Information

Item 1. Financial Statements

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statement of Financial Condition (Unaudited)

March 31,
ASSETS	2007
Current assets:
Cash and cash equivalents	$1,416,356
Interest receivable, net of allowance,
totaling $10,959	62,361
Notes receivable – current, net of allowance,
totaling $100,000	570,000
Other current assets	699
Total current assets	2,049,416

Property, plant and equipment:
Office equipment	38,910
Less: accumulated depreciation	(12,934)
Net property, plant and equipment	25,976

Other assets:
Notes receivable – noncurrent	255,000
Other properties held for investment	24,891,059
Earnest money and other deposits	270,000
Entitlement costs	520,707
Other noncurrent assets	3,430
Total other assets	25,940,196
Total assets	$28,015,588

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	499,264
Other accrued expenses	14,670
Preferred dividends payable	3,134,795
Notes payable	7,302,922
Total current liabilities	10,951,651

Total liabilities	10,951,651

Members’ capital:
Minority interest in consolidated subsidiary	3,554,382
Common units, 24,115,377, issued and outstanding
ranging from $.001 to $2.50 per unit	2,171,040
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	652,940
Non-managing members’ units, series B preferred,
2,000,000 units issues and outstanding, $1.00 per unit	1,371,156
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	2,450,863
Non-managing members’ units, series D preferred,
3,940,000 units issued and outstanding, $5.00 per unit	16,696,799
Deficit accumulated during the development phase	(9,833,243)
Total members’ capital	17,063,937
Total liabilities and members’ capital	$28,015,588

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statements of Operations (Unaudited)

			Cumulative From
	Period From	Period From	April 15, 2004
	January 1, 2007 to	January 1, 2006 to	(inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

Revenues:
Proceeds from sale of property, net
of cost of property sold	$-	$-	$48,041
Total revenues	-	-	48,041

Operating Expenses:
Selling, general and administrative	1,062,140	776,903	8,847,554
Depreciation and amortization	36,407	67,387	170,755
Costs of terminated purchase agreements	11,750	1,155	257,915
Bad debt expense and impairment losses	986	-	110,959
Start-up and organizational costs	-	-	55,696
Total operating expenses	1,111,283	845,446	9,442,879

Operating loss	(1,111,283)	(845,446)	(9,394,839)

Other revenue/(expenses)
Interest income	25,368	17,851	174,726
Interest expense	(178,036)	(48,389)	(746,078)

Income/(loss) from continuing operations
before minority interest	(1,263,951)	(875,984)	(9,966,191)

Minority interest in losses of
consolidated subsidiary	47,671	-	132,948

Net loss and deficit accumulated during
the development stage	$(1,216,280)	$(875,984)	$(9,833,243)

Accumulated preferred dividends	$556,701	$394,061	$3,056,279

Net loss available to common unitholders	(1,772,981)	(1,270,045)	(12,889,522)

Net loss per common unit	$(.07)	$(.06)

Weighted average units outstanding	24,064,965	22,065,163

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			Cumulative
	Period From	Period From	From April 15,
	January 1, 2007 to	January 1, 2006 to	2004 (inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

Cash Flows From Operating Activities:
Net loss	$(1,216,280)	$(875,984)	$(9,833,243)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	1,889	1,471	12,934
Amortization of debt issue costs	32,635	76,962	158,361
Allowance for bad debts	10,959	-	110,959
Minority interest in losses of subsidiary	(47,671)	-	(132,948)
Professional outside services paid in
the form of common units	-	50,000	1,412,500
Changes in operating assets
and liabilities:
Increase in notes receivable	-	-	(255,000)
Interest receivable	(24,665)	(6,582)	(73,321)
Other receivable	250,000	-	-
Prepaid expenses and other
current assets	6,526	17,359	-
Accounts payable	228,056	(75,643)	499,262
Other accrued expenses	(70,314)	-	2,170
Properties held for investment	(885,393)	(5,194,565)	(17,727,923)
Other	-	-	(4,129)
Net cash used in operating activities	(1,714,258)	(482,273)	(25,830,378)

Cash Flows From Investing Activities:
Option, earnest money,
entitlement deposits	(48,388)	(157,000)	(784,632)
Additions to notes receivable	(65,000)	(400,000)	(670,000)
Purchase of property, plant
and equipment	-	(8,868)	(38,910)
Net cash used in investing activities	(113,388)	(565,868)	(1,493,542)

Cash Flows From Financing Activities:
Proceeds from issuance of member units	1,691,000	2,143,765	30,103,294
Offering costs	(16,250)	(58,212)	(1,338,370)
Proceeds from subscriptions receivable	68,400	1,573,035	-
Proceeds from issuance of long-term debt	-	-	-
Repayment of long-term debt	-	-	-
Debt issue costs	-	-	(24,648)
Net cash provided by financing activities	1,743,250	3,716,800	28,740,276

Net increase (decrease) in cash and cash
equivalents	(84,396)	(2,856,050)	1,416,356
Cash at beginning of period	1,500,752	4,030,912	-
Cash at end of period	$1,416,356	$1,174,862	$1,416,356

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			Cumulative
	Period From	Period From	From April 15,
	January 1, 2007 to	January 1, 2006 to	2004 (inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

Non-Cash Investing and Financing Activities:

Issuance of members’ units for subscriptions
receivable	$2,611,782	$630,975	$2,611,782
Preferred dividends payable	$3,134,795	$1,077,503	$3,134,795
Accrued referral fees (offering costs)	$12,500	$92,298	$12,500
Issuance of notes payable (net of debt issue
costs) in exchange for other properties held
for investment	$450,000	$5,229,365	$7,302,922

Supplemental Disclosures
Cash paid for interest	$178,036	$31,300	$746,078

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2007 (Unaudited)

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

Effective June 30, 2005, the placement of 3,000,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.  Effective April 14, 2006, the Company elected to oversubscribe the Series D private placement; resulting in an additional 940,000 Series D membership units, consisting of one common and one preferred unit each at $5.00 per membership unit.  As of March 31, 2007, the Company has successfully placed 4,000,000 membership units.

Effective May 22, 2006, the placement of 1,200,000 membership units in Castle Arch Kingman, LLC (“CAK”), a variable interest entity, of which the Company is considered the primary beneficiary.  Each membership unit consists of five common and one preferred unit at $25.00 per membership unit.  At March 31, 2007, CAK had raised $6,399,076, resulting in the placement of 255,963 membership units.  Of this amount, $2,571,782 represents subscribed units outstanding for which funds had not been received at March 31, 2007.

At March 31, 2007, the Company had completed the Series A, B, and C private placement offerings, and had raised $20,000,000 of the Series D private placement, resulting in the placement of 4,000,000 membership units.  Of this amount, $40,000 represents Series D subscribed units outstanding for which funds had not been received at March 31, 2007.

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

March 31, 2007 (Unaudited)

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

B.

Method of Reporting and Use of Estimates

The Company’s financial statements are presented in accordance with U.S. generally accepted accounting principles (GAAP).  Such principles require the use of certain estimates and assumptions made by the Company’s management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates that may change in the near future include properties held for sale and other properties held for investment if it becomes necessary to incur unexpected additional costs to prepare these properties for sale within the next twelve months.  In addition, significant estimates include potential impairment of certain promissory notes receivable whose maturities expired at December 31, 2006.

C.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and, effective April, 2006, the accounts of Castle Arch Kingman, LLC (“CAK”).  In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity.  CAK is considered a variable interest entity of which the Company is the primary beneficiary.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

D.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current quarter’s presentation.

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

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2007 (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

L.

Entitlement Costs, Earnest money and other deposits

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

As of March 31, 2007, other properties held for investment, earnest money and other deposits, and entitlement costs totaled $24,891,059, $270,000 and $520,707, respectively.  During the three month period ended March 31, 2007, the Company incurred costs related to the acquisition or potential acquisition and development of four separate properties, totaling $1,239,923.  Included in this amount is $450,000 in debt proceeds used to fund the closing of an individual purchase during the period (see Note 2).  Of the total costs incurred during the period, $1,179,736, $60,000, and $187 have been classified as other properties held for investment, earnest money and other deposits, and entitlement costs, respectively, at March 31, 2007.

M.

Net Loss per Common Unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period in accordance with SFAS No. 128, Earnings Per Share.  Basic net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of common units for all dilutive potential common units outstanding during the period.  At March 31, 2007 the basic and diluted net loss per common unit is the same as there are no common unit equivalents outstanding.

Preferred unit dividends, totaling $556,701 for the three months ended March 31, 2007, have been included in the computation of net loss per common unit, resulting in an incremental increase in loss per unit of $.02.

2.  NOTE PAYABLE

During the three months ended March 31, 2007, the Company entered into a promissory note payable to a separate, nonrelated party, totaling $450,000.  The note bears interest of 8 percent per annum and corresponding payments are due on a monthly basis.  Principal, along with any outstanding accrued interest, is to be paid on or before September, 2007.  At March 31, 2007, the Company had $2,170 in associated interest payable, which amount has been included in other accrued expenses, totaling $14,670 at the period’s end.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2007 (Unaudited)

3.  SUBSEQUENT EVENTS

Subsequent to the period ended March 31, 2007, the Company placed $1,085,000 in earnest and increased deposits on three separate properties.  The proceeds are to be applied towards the respective purchase price at the time of closing.

Subsequent to the period ended March 31, 2007, the Company received $1,097,995 of the subscriptions receivable at March 31, 2007, totaling $2,571,782 (see Note 1) resulting in the issuance of 43,920 membership units in CAK, consisting of five common and one preferred unit each at $25.00 per membership unit.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This discussion and analysis should be read in conjunction with the accompanying Financial Statements. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. We have sustained significant operating losses since our inception, including the years 2006 and 2005. At March 31, 2007, we had total member capital of $17,063,937, and cash on hand of $1,416,356. In the coming three months, our liquidity and cash requirements will depend on several factors. If our resources are not sufficient to fund our needs through 2007 there are no assurances that we will be successful in raising sufficient capital.

Revenues

We had no revenues in the three month period ended March 31, 2007 and no revenues in the comparative period of 2006. Our past revenues have been limited. We have yet to derive revenues from our primary business target of selling property that we have improved through obtaining legal entitlements or other developmental improvements.  Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in 2007. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $1,062,140 during the three month period ended March 31, 2007, compared to $845,446 during the comparable three month period ended March 31, 2006. The increase in operating expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs, professional services and the costs and ongoing entitlement costs.  During the period, we incurred $138 in costs for the Imperial California property, $1,329,318 for the properties located in Kingman Arizona, $450,000 of which was a note issued to the seller of the land, and $60,000 in connection with our attempts to secure purchase rights to land in Star Valley Wyoming.

We anticipate that our general and administrative expenses will maintain relatively similar in the coming three months. We anticipate only limited revenues in the coming twelve months.

Selected Financial Information

	Three months ended
	March 31,
	2007	2006
Revenue, net	$ - 0 -	$	- 0 -

Operating loss	(1,111,283)		(845,446)

Net income (loss)	(1,216,280)		(875,984)

Balance Sheet Data:

Cash and Cash Equivalents	$1,416,356		$1,174,862

Total Current Assets	2,049,416		1,692,265

Total Assets	28,015,588		22,293,943

Total Current Liabilities	10,951,651		6,617,866

Total stockholders’ equity	$17,063,937		$15,676,077

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $1,416,356, compared to $1,174,862 at March 31, 2006. Our decreased cash balance as of March 31, 2007 is largely attributable to deployment of capital to meet selling, general and administrative expenses.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.

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

In March, 2006, the FASB issued Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority.  Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements.  The adoption of FIN 48 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements.  The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

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

Item 3.  Controls and Procedures

We carried out an evaluation as of March 31, 2007, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to March 31, 2007, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2007, we received $328,400 from the sale of 65,680 member units to a total of 5 persons. In addition, our subsidiary Castle Arch Kingman, L.L.C., received $1,211,100 from the sale of its 242,220 member units to a total of 23 investors. In both the case of Castle Arch Real Estate Investment Company, L.L.C. and Castle Arch Kingman, L.L.C., we believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Members holding a majority of our outstanding common units voted by consent resolution to amend our Amended Operating Agreement to the sections affecting transfer of member units, operating agreement amendments, dispute resolution and member withdrawals. The amendment providing the Company with a right of first refusal to purchase member units which allows the Company to further ensure that the Company’s member units are held by qualified, accredited investors. The amendment setting out dispute resolution allows disputes to be resolved in a more efficient and potentially less adversarial manner. The amendment regarding member withdrawal clarifies procedures for member expulsion. The provisions regarding Amended Operating Agreement amendments reduce the percentage of common units to a 60% majority rather than a 70% super-majority. The results of the voting were as follows:

Shares in favor	17,093,384
Shares against	n/a
Shares abstaining (not participating)	6,927,411

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  May 14, 2007

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)