Form 10QSB
period 2007-06-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2007-08-14
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51230
(Commission File No.)

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

_____________________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding common units, no par value, as of August 9, 2007 was 25,030,594 common member units.

____________________________________________________________________________________

INDEX

Castle Arch Real Estate Investment Company, LLC

For The Quarter Ending June 30, 2007

Part I. Financial Information

Item 1.	Financial Statements	3

	Consolidated Statement of Financial Condition – June 30, 2007 (Unaudited).	3

	Consolidated Statements of Operations (Unaudited) – For the six months ended June 30, 2007; and for the six months ended June 30, 2006; and for the three months ended June 30, 2007; and for the three months ended June 30, 2006; and cumulative from April 15, 2004 (inception) to June 30, 2007.	4

	Consolidated Statements of Cash Flows (Unaudited) – For the six months ended June 30, 2007, and for the six months ended June 30, 2006, and cumulative from April 15, 2004 (inception) to June 30, 2007.	5

	Notes to Consolidated Financial Statements (Unaudited) – June 30, 2007.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation.	9

Item 3.	Controls and Procedures	13

Part II. Other Information		13

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		15

Part I – Financial Information

Item 1. Financial Statements

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statement of Financial Condition (Unaudited)

June 30,
ASSETS	2007
Current assets:
Cash and cash equivalents	$703,466
Interest receivable, net of allowance,
totaling $9,973	92,068
Notes receivable – current, net of allowance,
totaling $100,000	656,383
Prepaid expenses	12,000
Other current assets	699
Total current assets	1,464,616

Property, plant and equipment:
Office equipment	40,688
Less: accumulated depreciation	(14,823)
Net property, plant and equipment	25,865

Other assets:
Notes receivable – noncurrent	250,000
Other properties held for investment	25,990,666
Earnest money and other deposits	1,570,000
Entitlement costs	543,605
Other noncurrent assets	3,430
Total other assets	28,357,701
Total assets	$29,848,182

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	320,636
Other accrued expenses	219,467
Preferred dividends payable	3,759,332
Notes payable	7,274,169
Total current liabilities	11,573,604

Total liabilities	11,573,604

Members’ capital:
Minority interest in consolidated subsidiary	6,297,460
Common units, 24,235,592, issued and outstanding
ranging from $.001 to $2.50 per unit	2,171,040
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	613,269
Non-managing members’ units, series B preferred,
2,000,000 units issues and outstanding, $2.00 per unit	1,291,814
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $3.00 per unit	2,319,948
Non-managing members’ units, series D preferred,
3,667,526 units issued and outstanding, $5.00 per unit	16,447,438
Deficit accumulated during the development phase	(10,866,391)
Total members’ capital	18,274,578
Total liabilities and members’ capital	$29,848,182

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

					Cumulative
	For the Six		For the Three		From
	Months Ended		Months Ended		April 15, 2004
	June 30,		June 30,		(inception) to
	2007	2006	2007	2006	June 30, 2007

Revenues:
Proceeds from sale of property,
net of cost of property sold	$-	$-	$-	$-	$48,041
Total revenues and
other income	-	-	-	-	48,041

Operating Expenses:
Selling, general and administrative	2,222,517	1,715,463	1,140,295	952,241	10,007,419
Depreciation and amortization	43,850	102,036	7,443	20,968	178,198
Costs of terminated purchase
agreements	11,750	1,155	-	-	257,915
Bad debt expense and
impairment losses	-	-	-	-	109,973
Start-up and organizational costs	-	-	-	-	55,696
Total operating expenses	2,278,117	1,818,654	1,147,738	973,209	10,609,201

Operating loss	(2,278,117)	(1,818,654)	(1,147,738)	(973,209)	(10,561,160)

Other revenue/(expenses):
Interest income	63,784	33,643	38,416	15,792	213,142
Interest expense	(371,764)	(185,789)	(228,016)	(137,400)	(939,806)

Income/(loss) from continuing
operations before
minority interest	(2,586,097)	(1,970,800)	(1,337,338)	(1,094,817)	(11,287,824)

Minority interest in losses of
consolidated subsidiary	283,029	-	122,433	-	421,433

Net loss and deficit accumulated
during the development stage	$(2,303,068)	$(1,970,800)	$(1,214,905)	$(1,094,817)	$(10,866,391)

Accumulated preferred dividends	$(1,181,238)	$(854,567)	$(556,701)	$(460,506)

Net loss available to common
unitholders	$(3,484,306)	$(2,825,367)	$(1,771,606)	$(1,555,323)

Net loss per common unit	$(.14)	$(.12)	$(.07)	$(.07)

Weighted average units outstanding	24,133,874	22,779,756	24,202,782	23,101,472

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
	For the Six	For the Six	From April 15,
	Months Ended	Months Ended	2004 (inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(2,303,068)	$(1,970,800)	$(10,866,391)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	3,778	5,805	14,823
Amortization of debt issuance costs	40,072	96,231	163,375
Allowance for bad debts	-	-	9,973
Minority interest in losses of subsidiary	(283,029)	-	(421,433)
Professional outside services paid in
the form of common units	78,750	50,000	1,412,500
Changes in operating assets
and liabilities:
Other receivable	250,000	-	(699)
Interest receivable	(43,414)	(16,583)	(102,041)
Prepaid expenses and other
current assets	(5,474)	(31,164)	(12,000)
Accounts payable	(17,952)	(85,179)	320,636
Other accrued expenses	(6,363)	-	76,877
Properties held for investment	(1,978,924)	(7,626,927)	(18,820,916)
Other assets	-	-	(3,430)
Net cash used in operating activities	(4,265,624)	(9,578,617)	(28,228,726)

Cash Flows From Investing Activities:
Option, earnest money,
entitlement deposits	(1,377,361)	(264,863)	(2,113,605)
Additions to notes receivable	(146,383)	(400,000)	(906,383)
Purchase of property, plant
and equipment	(1,778)	(9,221)	(40,688)
Net cash used in investing activities	(1,525,522)	(674,084)	(3,060,676)

Cash Flows From Financing Activities:
Proceeds from issuance of member units	4,217,019	4,488,367	33,413,294
Offering costs	(54,350)	-	(1,361,470)
Proceeds from subscriptions receivable	867,482	1,985,135	-
Proceeds from issuance of long-term debt	-	-	-
Debt issue costs	(36,191)	-	(58,956)
Net cash provided by financing activities	4,993,960	6,473,502	31,992,868

Net increase (decrease) in cash and cash
equivalents	(797,186)	(3,779,199)	703,466
Cash at beginning of period	1,500,652	4,030,912	-
Cash at end of period	$703,466	$251,713	$703,466

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
	For the Six	For the Six	From April 15,
	Months Ended	Months Ended	2004 (inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

Non-Cash Investing and Financing Activities:

Notes payable for other property
held for investment	$-	$6,685,939	$7,169,750
Preferred dividend payable	1,181,238	854,567	3,759,332
Accrued referral fees	142,590	302,777	142,590
Referral fees paid in the form of
common units	757,540	267,002	757,540
Issuance of membership units for
subscriptions’ receivable	3,155,473	333,400	3,155,473

Supplemental Disclosures
Cash paid for interest	$311,479	$172,109	$868,305

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007 (Unaudited)

1.

METHOD OF REPORTING AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its most recent Form 10KSB.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

2.

MATERIAL TRANSACTIONS

A.

Other Properties Held for Investment

During the six months ended June 30, 2007, the Company acquired two separate properties, totaling $1,890,045.  Of this amount, $450,000 represents a promissory note payable, bearing interest at 8 percent per annum over a term of six months.  Principal together with interest is due in full at or before September 9, 2007.  In addition to these amounts, the Company incurred entitlement costs associated with acquired properties during the period totaling $538,879.  These amounts have been included in other properties held for investment, totaling $25,990,666, at June 30, 2007.

B.

Earnest money and Other Deposits

During the six month period ended June 30, 2007, the Company had placed $1,230,000 in earnest and increased money deposits on five separate properties.  Of this amount, $155,000 was applied towards the acquisition by the Company of two separate properties and, accordingly, this amount has been recorded as other properties held for investment (see Note 2, item A).  The remaining deposit amounts have been recorded as earnest money and other deposits, totaling $1,570,000 at June 30, 2007.

C.

Entitlement Costs

Entitlement costs were incurred on three separate properties the Company has an option to purchase during the six months ended June 30, 2007, totaling $275,861.  This amount been recorded as entitlement costs at June 30, 2007 totaling $543,605.

D.

Private Placement Offerings

During the six months ended June 30, 2007, the Company had raised $450,000 pursuant to its Round D private placement, resulting in the issuance of 90,000 common and preferred units, respectively.  Of this amount, $150,000 represents subscriptions receivable, or those subscriptions for which funds have not been received at June 30, 2007.  In addition, the Company has raised $6,922,492 of the Castle Arch Kingman, LLC private placement, resulting in the issuance of approximately 1,384,500 and 276,900 common and preferred units, respectively, in the wholly owned subsidiary of the Company.  Of this amount, $3,005,473 represents subscriptions receivable.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007 (Unaudited)

2.

MATERIAL TRANSACTIONS (CONTINUED)

E.

Consolidation of a Subsidiary

Effective June 2007, the Company consolidated Castle Arch Smyrna, LLC (“CAS”).  Accordingly, the Company will eliminate all intercompany transactions going forward.  CAS was founded in June, 2007 by members and managers of the Company to develop over 615 out of 640 acres of land in the Smyrna, Tennessee area into a residential community.  The land is subject to purchase contracts controlled by the Company.  However, neither CAS, nor the Company, has completed the purchase of any of the land.  As of June 30, 2007, the Company had incurred $835,000 in nonrefundable earnest money and increased deposits, and $313,973 in associated entitlement costs.  These amounts have been recorded in earnest money and other deposits and entitlement costs, totaling $1,570,000 and $543,605, respectively, at June 30, 2007.

To date, the Company effectively owns 100 percent of all outstanding common units of CAS, and members of the Company’s management team effectively control CAS.  The Company intends on funding CAS’s working capital requirements and future operating expenses through multiple private placement offerings, the first of which consists of the placement of 5,000 membership units, comprised of one common and four preferred A units each at $400.00 per membership unit.  At the close of the offering, the investors of CAS will collectively own all 20,000 of CAS outstanding redeemable preferred A units and approximately 5 percent of CAS authorized common units, or 5,000 units.  The Company will own the other 85 percent of CAS’s common units.  The Company will attempt to raise several millions of dollars subsequent to this offering.  If the Company is successful in raising additional funds, we expect CAS to collectively own all of the outstanding preferred units, and 15 percent of the outstanding common units.  CAS’s minority interest in the Company’s earnings during the six month period ended June 30, 2007 was immaterial and, therefore, no amount has been included in the minority interest recorded on the consolidated statement of operations for the six months ended June 30, 2007.

3.

SUBSEQUENT EVENTS

Subsequent to the June 30, 2007, the Company has received $435,000 of its outstanding subscriptions’ receivable at June 30, 2007.

Subsequent to June 30, 2007, the Company placed $149,000 in increased deposits on a separate property, on which the Company has an option to purchase.

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

Overview

The following discussion relates to our business of residential and commercial land development with target properties located primarily in the Western United States.  Our principal activities include securing acquisition rights to the property, obtaining zoning and other entitlements for the property, securing financing for the purchase of the property, improving the property’s infrastructure and amenities, and selling the property.

During the three month period ending June 30, 2007, we facilitated the creation of Castle Arch Smyrna, LLC (the “Smyrna LC”). The purpose of the Smyrna LC is to purchase and develop approximately over 615 out of 640 acres of land located twenty miles to the southeast of Nashville, Tennessee into a residential community.  Currently, the property lies outside of the city limits of the Town of Smyrna, in Rutherford County.  The existing zoning in the county provides for single-family residences with a 15,000 square foot, (0.34 acre) minimum lot size.  There are no utility services currently provided to the property. Annexation, rezoning, lot development and off-site improvements are estimated to take 12 to 18 months.  We intend for lot sales to begin in 2008, the second year of the project.

 We consolidate Smyrna LC as a subsidiary. Accordingly, we intend to eliminate all inter-company transactions going forward.  The land is subject to purchase contracts controlled by us.  However, neither the Smyrna LC, nor we, has completed the purchase of any of the land.  Unless sufficient money is raised to purchase the property, we may not continue with the project. As of June 30, 2007, we had incurred $835,000 in nonrefundable earnest money and increased deposits, and $313,973 in associated entitlement costs.  These amounts have been recorded in earnest money and other deposits and entitlement costs, totaling $1,570,000 and $543,605, respectively, at June 30, 2007.

To date, we effectively own 100 percent of all outstanding common units of the Smyrna LC, and members of our management team effectively control the Smyrna LC.  The Smyrna LC is expected to raise money to fund its targeted 640 acre land acquisition, working capital requirements and future operating expenses through multiple private placement offerings by issuing and selling combinations of its common and preferred membership units.  At the close of all of the anticipated offerings by the Smyrna LC, the investors of the Smyrna LC will collectively own all of the Smyrna LC outstanding redeemable preferred units and approximately 5 to 25 percent of the Smyrna LC’s authorized common units. We will own the balance of Smyrna’s common member units and none of the preferred units. The Smyrna LC’s minority interest in our earnings during the six month period ended June 30, 2006 was immaterial and, therefore, no amount has been included in the minority interest recorded on the consolidated statement of operations for the six months ended June 30, 2007.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. We have sustained significant operating losses since our inception, including the years 2006 and 2005. At June 30, 2007, we had total member capital of $18,274,578, and cash on hand of $703,466. In the coming three months, our liquidity and cash requirements will depend on several factors. If our resources are not sufficient to fund our needs through 2007 there are no assurances that we will be successful in raising sufficient capital.

During the three month period ending June 30, 2007, we placed deposits on properties in

Rutherford County Tennessee (see Smryna LC discussion above) and in Tyler Texas.  We also purchased 40 acres in the Town of Thayne Wyoming in the Star Valley area.

Revenues

We had no revenues in the three month period ended June 30, 2007 and no revenues in the comparative period of 2006. Other than one time revenues of $48,041 in connection with the sale of a portion of the land we hold in Kingman Arizona to one of holders of our member units, we have yet to derive any material revenues and no revenues from our primary business operations of selling property that we have improved through obtaining legal entitlements or other developmental improvements.  Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in the next 12 months. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $1,140,295 during the three month period ended June 30, 2007, compared to $952,241 during the comparable three month period ended June 30, 2006. The increase in operating expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs, professional services and the costs and ongoing entitlement costs.  During the period, we incurred $2,335,820 in entitlement costs in connection with our properties in Imperial California, Kingman Arizona, Star Valley Wyoming and Smyrna Tennessee.

We anticipate that our general and administrative expenses will maintain relatively similar in the coming three months. We anticipate only limited revenues in the coming twelve months.

Selected Financial Information

		Three months ended
		June 30,
		2007	2006
Revenue, net	$	- 0 -	$	- 0 -

Operating loss		(1,147,738)		(973,209)

Net Loss		(1,771,606)		(1,553,323)

Balance Sheet Data:

Cash and Cash Equivalents		$703,466		$251,713

Total Current Assets		1,464,616		1,665,860

Total Assets		29,848,182		26,294,943

Total Current Liabilities		11,573,604		9,395,465

Total stockholders’ equity		$18,274,578		$16,849,478

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $703,466, compared to $251,713 at June 30, 2006. Our increased cash balance as of June 30, 2007 despite increased capital demands to meet selling, general and administrative expenses is largely attributable to our raising additional money from the issuance and sale of securities in the past 12 months.

Proceeds from private offerings, loans and/or anticipated revenues will be sufficient to for us to survive as a going concern for the next 12 months. However, additional funding will be necessary to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding.

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

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income.  In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.   The adoption of SFAS No. 158 has not materially affected the Company’s reported loss, financial condition, or cash flows.

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

Item 3.  Controls and Procedures

We carried out an evaluation as of June 30, 2007, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to June 30, 2007, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2007, we received $150,000 from the sale of 30,000 common member units and 30,000 preferred member units to a total of 3 persons. In addition, our subsidiary Castle Arch Kingman, L.L.C., received $3,693,692 from the sale of 738,738 common member units and 147,748 preferred member units to a total of 25 persons. In both the case of Castle Arch Real Estate Investment Company, L.L.C. and Castle Arch Kingman, L.L.C., we believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  August 13, 2007

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

 (Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)