Form 10KSB/A
period 2006-12-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2007-10-16
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format: Yes ☐  No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007, for the purpose of amending and restating Item 7 thereof to separately reflect the minority interest in the net assets of our subsidiaries in our consolidated financials. We no longer show these minority interests as a part of member capital.  In addition, we are including as exhibits to this Amendment No. 1 on Form 10-KSB/A the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the originally filed Form 10-K, which continues to speak as of the date of its original filing.  Except as presented herein, this Amendment No. 1 on Form 10-K/A does not reflect any events occurring after the filing of the originally filed Form 10-K or modify or update the disclosures included therein.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the originally filed Form 10-K and our other filings with the SEC.

ITEM 7. FINANCIAL STATEMENTS

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

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statement of Financial Condition

December 31,
2006
ASSETS
Current assets:
Cash and cash equivalents	$1,500,652
Interest receivable, net of allowance,
totaling $9,973	48,654
Other receivable	250,000
Notes receivable – current, net of allowance,
totaling $100,000	505,000
Prepaid expenses and other current assets	7,225
Total current assets	2,311,531

Property, plant and equipment:
Office equipment	38,910
Less: accumulated depreciation	(11,044)
Net property, plant and equipment	27,866

Other assets:
Note receivable – noncurrent	255,000
Other properties held for investment	23,561,741
Earnest money and other deposits	160,000
Entitlement costs	576,244
Other noncurrent assets	3,430
Total other assets	24,556,415
Total assets	$26,895,812

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$1,396,106
Other accrued expenses	108,109
Preferred dividends payable	2,578,094
Notes payable	6,820,287
Total current liabilities	10,902,596

Minority interest in consolidated subsidiary (see Note 6)	2,237,329

Total liabilities	13,139,925

Members’ capital:
Common units, 23,550,841, issued and outstanding,
ranging from $.001 to $2.50 per unit	1,046,038
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	647,940
Non-managing members’ units, series B preferred,
2,000,000 units issued and outstanding, $1.00 per unit	1,376,156
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	2,452,316
Non-managing members’ units, series D preferred,
3,940,000 units issued and outstanding, $5.00 per unit	16,880,672
Deficit accumulated during the development stage	(8,647,235)
Total members’ capital	13,755,887
Total liabilities, minority interest, and members’ capital	$26,895,812

See notes to consolidated financial statements.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Revenues:
Proceeds from sale of property,
net of cost of property sold	$48,041	$-	$48,041
Total revenues	48,041	-	48,041

Operating expenses:
Selling, general and administrative	5,186,520	2,302,145	7,785,415
Depreciation and amortization	130,252	3,604	134,348
Cost of terminated
purchase agreements	802	245,363	246,166
Bad debt expense and
impairment losses	109,973	-	109,973
Start-up and organizational costs	-	-	55,696
Total operating expenses	5,427,547	2,551,112	8,331,598

Operating loss	(5,379,506)	(2,551,112)	(8,283,557)

Other revenue/(expenses)
Interest income	98,496	48,992	149,359
Interest expense	(567,811)	(231)	(568,042)

Income/(loss) from continuing
operations before
minority interest	(5,848,821)	(2,502,351)	(8,702,240)

Minority interest in losses
of consolidated subsidiary	55,005	-	55,005

Net loss and deficit accumulated during
the development stage	$(5,793,816)	$(2,502,351)	$(8,647,235)

Accumulated preferred dividends	$1,894,652	$617,332	$2,578,094
Net loss available to common
unitholders	$(7,688,468)	$(3,119,683)	$(11,225,329)

Net loss per common unit (Note 1)	$(33.49)	$(16.16)

Weighted average units outstanding	22,952,878	19,304,121

See notes to consolidated financial statements.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(5,793,816)	$(2,502,351)	$(8,647,235)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	6,948	3,604	11,044
Amortization of debt issue costs	123,303	-	123,303
Allowance for bad debts	109,973	-	109,973
Minority interest in losses of subsidiary	(55,005)	-	(55,005)
Professional outside services paid in
the form of common units	1,333,750	78,750	1,412,500
hanges in operating assets and liabilities:
Increase in notes receivable	(255,000)	-	(255,000)
Interest receivable	(54,232)	(4,395)	(58,627)
Other receivable	(250,000)	-	(250,000)
Prepaid expenses and other
current assets	16,559	(23,784)	(7,225)
Accounts payable	39,523	9,466	247,657
Other accrued expenses	68,273	4,211	72,484
Due to related party	-	(20,000)
Properties held for investment	(7,171,464)	(8,713,063)	(16,975,170)
Other	(3,430)	-	(3,430)
Net cash used in operating activities	(11,884,618)	(11,167,562)	(24,274,731)

Cash flows from investing activities
Option, earnest money, and
entitlement deposits	(415,348)	(1,105,018)	(579,618)
Additions to notes receivable	(505,000)	(100,000)	(605,000)
Purchase of property, plant and
equipment	(13,226)	(9,152)	(38,910)
Net cash used in investing activities	(933,574)	(1,214,170)	(1,223,528)

Cash flows from financing activities
Proceeds from issuance of member
units	8,716,962	14,697,741	28,328,796
Offering costs	(391,400)	(915,720)	(1,307,120)
Proceeds from subscription receivables	1,985,135	301,134	-
Proceeds from issuance of long-term debt	-	-	-
Repayment of long-term debt	-	(11,843)	-
Debt issuance costs	(22,765)	-	(22,765)
Net cash provided by financing activities	10,287,932	14,071,312	26,998,911

Net increase (decrease) in cash and cash
equivalents	(2,530,260)	1,689,580	1,500,652
Cash at beginning of period	4,030,912	2,341,332	-
Cash at end of period	$1,500,652	$4,030,912	$1,500,652

See notes to consolidated financial statements.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Non-cash investing and
financing activities

Notes payable issued for other property
held for investment	$6,859,632	$-	$6,859,632
Debt issuance costs on notes payable	139,883	-	139,883
Issuance of member units
for subscription receivables	1,117,653	1,985,135	-
Preferred dividend payable	1,894,652	617,332	2,578,094
Referral fees paid with common units	258,510	345,184	779,897
Accrued referral fees paid with
common units	152,394	345,184	779,897
Accrued referral fees	-	67,744	-

Supplemental disclosures

Cash paid for interest	$556,766	$231	$556,997

See notes to consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Changes in Members’ Capital

Period from April 15, 2004 (inception) to December 31, 2006

											Accumulated
			Non-managing		Non-managing		Non-managing		Non-managing		Deficit
			Members’ Units,		Members’ Units,		Members’ Units,		Members’ Units,		During the	Total
	Common Units		Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Development	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Stage	Capital
Balance (inception)
April 15, 2004	-	$ -	-	$ -	-	$ -	-	$ -	-	$ -	$ -	$ -

Sale of common units
at $0.001 per unit	16,000,000	16,000	-	-	-	-	-	-	-	-	-	16,000

Sale of Series “A”
investment units
at $1.00 per unit	1,000,000	-	1,000,000	1,000,000	-	-	-	-	-	-	-	1,000,000

Sale of Series “B”
investment units
at $2.00 per unit	900,350	-	-	-	1,800,700	1,800,700	-	-	-	-	-	1,800,700

Sale of Series “C”
investment units
at $3.00 per unit	191,667	-	-	-	-	-	575,000	575,000	-	-	-	575,000

Subscriptions
Receivables	-	-	-	-	-	(31,134)	-	(270,000)	-	-	-	(301,134)

Preferred dividend
Payable	-	-	-	(38,209)	-	(25,379)	-	(2,522)	-	-	-	(66,110)

Offering costs	-	-	-	(154,610)		(280,223)		(115,058)				(549,891)

Net loss	-	-	-	-	-	-	-	-	-	-	(351,068)	(351,068)

Balance,
December 31, 2004	18,092,017	$16,000	1,000,000	$807,181	1,800,700	$1,463,964	575,000	$187,420	-	$ -	$(351,068)	$2,123,497

See notes to consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Changes in Members’ Capital (continued)

Period from April 15, 2004 (inception) to December 31, 2005

											Accumulated
			Non-managing		Non-managing		Non-managing		Non-managing		Deficit
			Members’ Units,		Members’ Units,		Members’ Units,		Members’ Units,		During the	Total
	Common Units		Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Development	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Stage	Capital
Issuance of units for
referral fees and
services	268,981	$425,388	-	$ -	-	$ -	-	$ -	-	$ -	$ -	$25,388
Sale of Series “B”
investment units
at $2.00 per unit	99,650	-	-	-	199,300	199,300	-	-	-	-	-	199,300

Sale of Series “C”
investment units
at $3.00 per unit	908,333	-	-	-	-	-	2,725,000	2,725,000	-	-	-	2,725,000

Sale of Series “D”
Investment units
at $5.00 per unit	2,659,167	-	-	-	-	-	-	-	2,659,167	13,295,836	-	13,295,836

Subscriptions
receivables	-	-	-	-	-	-	-	-	-	(1,985,135)	-	(1,985,135)

Proceeds from
subscribed units	-	-	-	-	-	31,134	-	270,000	-	-	-	301,134

Preferred dividend
payable	-	-	-	(79,241)	-	(157,098)	-	(205,159)	-	(175,834)	-	(617,332)

Offering costs	-	-	-	-	-	(1,144)	-	(260,461)	-	(605,756)	-	(867,361)

Net loss	-	-	-	-	-	-	-	-	-	-	(2,502,351)	(2,502,351)

Balance,
December 31, 2005	22,028,148	441,388	1,000,000	727,940	2,000,000	1,536,156	3,300,000	2,716,800	2,659,167	10,529,111	(2,853,419)	13,097,976

Issuance of units for
referral fees and
services	241,860	604,650	-	-	-	-	-	-	-	-	-	604,650
Sale of Series “D”
Investment units
at $5.00 per	1,280,833	-	-	-	-	-	-	-	1,280,833	6,404,165	-	6,404,165

Subscription
receivables	-	-	-	-	-	-	-	-	-	(68,400)	-	(68,400)

Proceeds from
subscribed units	-	-	-	-	-	-	-	-	-	1,985,135	-	1,985,135

Preferred dividend
payable	-	-	-	(80,000)	-	(160,000)	-	(264,484)	-	(1,354,629)	-	(1,859,113)

Offering costs	-	-	-	-	-	-	-	-	-	(614,710)	-	(614,710)

Net loss	-	-	-	-	-	-	-	-	-	-	(5,793,816)	(5,793,816)

Balance,
December 31, 2006	23,550,841	$1,046,038	1,000,000	$647,940	2,000,000	$1,376,156	3,300,000	$2,452,316	3,940,000	$16,880,672	$(8,647,235)	$13,755,887

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

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

	Amount	Interest Rate	Due Date
Current
	$50,000	8%	2006
	50,000	8%	2006
	400,000	8%	2007
	25,000	8%	2007
	25,000	8%	2007
	25,000	8%	2007
	20,000	8%	2007
	10,000	8%	2007
	605,000
Allowance
	(100,000)
	$505,000
Noncurrent
	$255,000	12%	2010

2.

NOTES, OTHER RECEIVABLES

Notes receivable at December 31, 2006, consisted of the following:

Accrued interest along with principal is to be paid in full on or before the respective maturity date.  During 2006, the Company issued $505,000 in promissory notes receivable, bearing interest at 8 percent per annum.  Maturity dates associated with these issuances vary throughout 2007.

At December 31, 2006, two uncollateralized promissory notes, with principal balances of $50,000 each, along with accrued interest became due in full.  To date, the Company has not received payment for the required principal and interest amounts.  Accordingly, management has recorded an impairment of the notes and corresponding interest receivable, totaling $100,000 in principal and $9,973 in associated interest receivable (see also Note 4).

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

3.

NOTES PAYABLE

Notes payable at December 31, 2006, consisted of the following:

	Amount	Interest rate	Due Date
Note 1	$5,380,293	10.75%	2007
Note 2	1,479,339	10.25%	2007
Total	$6,859,632

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

3.

NOTES PAYABLE (CONTINUED)

During 2006, the Company entered into two promissory notes payable with a third-party lender totaling $5,380,293 and $1,479,339, respectively.  The Company incurred combined debt issue costs totaling $76,745, of which amount $22,765 was paid from the Company’s bank accounts. These debt issue costs have been amortized over the 12-month terms of the notes and at December 31, 2006 unamortized debt issue costs totaled $39,345.  The Company collateralized the notes with four properties and associated water rights purchased during 2005 and 2006, respectively.  The notes bear annual interest rates of 10.75 and 10.25 percent, respectively, with interest only payments due on a monthly basis over their respective terms.

At the date of maturity, all principal and accrued interest is due in full.  In addition to using the proceeds for the acquisition of property held for investment, the Company also used $1,565,010 and $11,045 to repay an existing note payable and associated accrued interest, respectively.  Debt issuance costs related to this note payable totaled $65,097.

4.

COMMITMENTS AND CONTINGENCIES

At December 31, 2006, the maturities on two promissory notes receivable, each totaling $50,000, came due.  In addition, during the first quarter, 2007, a third promissory note, totaling $400,000, with a maturity date of January 17, 2007 also came due.  The Company has obtained collateral for the $400,000 note in accordance with the terms of the promissory note agreement whose value, in the opinion of management, equals or exceeds the face value of the note.  The remaining two notes are uncollateralized.  Accordingly, at December 31, 2006, the Company’s management elected to impair two of the three promissory notes, resulting in a valuation allowance totaling $100,000.  Although an element of uncertainty currently exists regarding collectibility, given the expired agreements, management has had open communication with the promissee and, based on these discussions, fully anticipates recouping the amounts due to the Company, along with the associated interest.

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

During 2006, the Company entered into a sublease agreement with a separate entity, owned by an officer of the Company, for office space.  Pursuant to the terms of the agreement, the Company is required to make monthly payments, totaling $3,430, over a two-year term.  As of December 31, 2006, the Company had paid $9,792 to the officer’s separate entity.

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

2006
Beginning balance:	$-
Add: Capital raised	3,195,276
Less: Subscriptions receivable	(799,082)
Minority interest in current year loss	(55,005)
Minority interest in referral fees of Company’s subsidiary	(68.321)
Minority interest in accrued dividend of Company’s subsidiary	(35,539)
Ending balance	$2,237,329

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

Utilizing this valuation methodology, at December 31, 2006 the Company had issued the following common units to advisory council members, consultants, and as referral fees:

Round	Number of Units Issued	Value per Unit	Total
Round A	38,750	$.50	$19,375
Round B	30,076	1.00	30,076
Round C	124,451	1.50	186,677
Round D	317,564	2.50	793,910
Totals	510,841		$1,030,038

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

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7.

MEMBERS’ EQUITY (CONTINUED)

As of December 31, 2006, the Company had accrued $2,542,555 of 8 percent preferred unit distributions payable to preferred unit holders based on the period of time from receipt of funds related to the preferred unit holder’s respective investment to date.  In addition, CAK had accrued $35,539 of 6 percent preferred unit distributions payable at December 31, 2006, resulting in a total preferred dividend payable of $2,578,094 at December 31, 2006..

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

7.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 2007.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

By:  /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By:  /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)