Form 10QSB
period 2007-09-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2007-11-14
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

The number of outstanding common units, no par value, as of November 9, 2007 was 25,861,789 common member units.

Part I – Financial Information

Item 1. Financial Statements

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Index to Unaudited Financial Statements

Consolidated Balance Sheet (unaudited) as of September 30, 2007	3

Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2007; for the nine months ended September 30, 2006; for the three months ended September 30, 2007; for the three months ended September 30, 2006; and cumulative from April 15, 2004 (inception) to September 30, 2007	4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007; for the nine months ended September 30, 2006; and cumulative from April 15, 2004 (inception) to September 30, 2007	5

Notes to the Company’s Consolidated Financial Statements	7

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Balance Sheet (Unaudited)

September 30,
ASSETS	2007
Current assets:
Interest receivable, net of allowance,
totaling, $9,973	$83,988
Notes receivable – current, net of allowance,
totaling, $100,000	681,383
Prepaid expenses	2,264
Other current assets	208,388
Total current assets	976,023

Property and equipment:
Office equipment	55,852
Leasehold improvements	1,200
Less: accumulated depreciation	(17,615)
Net property and equipment	39,437

Other assets:
Notes receivable – noncurrent	250,000
Other properties held for investment	32,498,595
Earnest money and other deposits	1,860,000
Entitlement costs	809,914
Total other assets	35,418,509
Total assets	$36,433,969

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Checks drawn in excess of bank balance
(see Note 2, Item H)	$19,699
Accounts payable	44,997
Other accrued expenses	63,415
Preferred dividend payable	4,447,506
Notes payable	9,333,910
Interest payable	219,548
Capital lease – current	4,496
Total current liabilities	14,133,571

Long term liabilities
Capital lease – noncurrent	10,523
Notes payable – related parties	1,772,303
Minority interest in consolidated LLCs	9,005,504
Total long term liabilities	10,788,330
Total liabilities	24,921,901

Members’ Capital:
Common units, 25,588,789, issued and outstanding,
ranging from $.001 to $2.50 per unit	5,619,118
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	593,105
Non-managing members’ units, series B preferred,
2,000,000 units issued and outstanding, $2.00 per unit	1,251,485
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $3.00 per unit	2,253,406
Non-managing members’ units, series D preferred,
4,290,678 units issued and outstanding, $5.00 per unit	17,530,289
Deficit accumulated during the development stage	(15,735,335)
Total members capital	11,512,068
Total liabilities and members’ capital	$36,433,969

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

					Cumulative
					From
	For the Nine	For the Nine	For the Three	For the Three	April 15, 2004
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Revenues:
Proceeds from sale of
property, net of cost
of property sold	$-	$-	$-	$-	$48,041
Total revenues
and other income	-	-	-	-	48,041

Operating Expenses:
Compensation paid in the form
of common units	3,399,800	118,750	3,125,000	68,750	4,733,550
Selling, general
and administrative	3,403,568	4,012,542	1,460,181	2,333,398	9,854,720
Depreciation and amortization	106,734	109,019	62,884	20,663	241,082
Costs of terminated
purchase agreements	70,814	157,429	59,064	156,274	316,979
Bad debt expense
and impairment losses	-	-	-	-	109,973
Start-up and
organizational costs	-	-	-	-	55,696
Total operating expenses	6,980,916	4,397,740	4,707,129	2,579,085	15,312,000

Operating loss	(6,980,916)	(4,397,740)	(4,707,129)	(2,579,085)	(15,263,959)

Other revenue/(expenses):
Interest income	66,163	58,289	3,142	24,646	215,522
Interest expense	(626,201)	(393,215)	(253,638)	(207,427)	(1,194,243)

Income/(loss) from
continuing operations
before minority interest	(7,540,954)	(4,732,666)	(4,957,625)	(2,761,866)	(16,242,680)

Minority interest in losses of
consolidated subsidiaries	326,425	14,105	82,962	14,057	507,345

Net loss and deficit
accumulated during
the development stage	$(7,214,529)	$(4,718,561)	$(4,874,663)	$(2,747,809)	$(15,735,335)

Accumulated preferred dividends	$(1,869,412)	$(1,361,998)	$(688,174)	$(507,432)	$(4,447,506)

Net loss available
to common unitholders	$(9,083,941)	$(6,080,559)	$(5,562,837)	$(3,255,241)	$(20,182,841)

Net loss per common unit	$(.37)	$(.26)	$(.22)	$(.14)

Weighted average
units outstanding	24,377,658	22,963,743	25,094,995	23,331,716

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
	For the Nine	For the Nine	From April 15,
	Months Ended	Months Ended	2004 (inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(7,214,529)	$(4,718,561)	$(15,735,335)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	6,571	32,055	17,615
Amortization of debt issuance costs	100,163	115,005	223,467
Allowance for bad debts	-	-	109,973
Minority interest in losses of subsidiary	(326,425)	(14,105)	(507,345)
Professional outside services paid in
the form of common units	3,399,800	118,750	4,733,550
Changes in operating assets and liabilities:
Other receivable	45,242	(200,000)	(204,758)
Interest receivable	(35,334)	(34,906)	(93,961)
Prepaid expenses and other
current assets	4,761	(27,741)	(2,264)
Accounts payable	(304,859)	1,270,384	44,997
Other accrued expenses	25,546	-	25,935
Interest payable	219,548	-	219,548
Properties held for investment	(6,135,467)	(7,889,150)	(23,000,224)
Other assets	-	-	(3,630)
Net cash used in operating activities	(10,214,983)	(11,349,612)	(34,172,432)

Cash Flows From Investing Activities:
Option, earnest money,
entitlement deposits	(514,989)	(116,317)	(1,251,233)
Additions to notes receivable	(171,383)	183,041	(1,031,383)
Purchase of property, plant
and equipment	(18,142)	(13,016)	(57,052)
Net cash provided (used) in investing activities	(704,514)	53,708	(2,339,668)

Cash Flows From Financing Activities:
Checks drawn in excess of bank balance	19,699	-	19,699
Proceeds from issuance of member units	8,730,231	6,988,220	37,998,088
Offering costs	(164,260)	-	(1,471,380)
Proceeds from subscriptions receivable	867,482	1,985,135	-
Debt issue costs	(34,307)	(22,765)	(34,307)
Net cash provided by financing activities	9,418,845	8,950,590	36,512,100

Net decrease in cash and cash
equivalents	(1,500,652)	(2,345,314)	-
Cash at beginning of period	1,500,652	4,030,912	-
Cash at end of period	$-	$1,685,598	$-

See accompanying notes

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
	For the Nine	For the Nine	From April 15,
	Months Ended	Months Ended	2004 (inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

Non cash investing and financing activities:

Notes payable issued for other property
held for investment, net of unamortized
debt issue costs	$4,397,506	$6,708,707	$11,106,213
Preferred dividend payable	1,869,412	1,361,998	4,447,506
Accrued referral fees	52,500	85,022	52,500
Referral fees paid in the form of
common units	126,828	81,688	869,368

Supplemental disclosures:

Cash paid for interest	555,093	366,219	1,123,136

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007 (Unaudited)

1.

METHOD OF REPORTING AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its most recent Form 10KSB.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

2.

MATERIAL TRANSACTIONS

A.

Other Properties Held for Investment

During the three months ended September 30, 2007, the Company acquired two separate properties, totaling $6,778,437.  Of this amount, $4,191,500 represents promissory notes payable incurred in conjunction with the respective acquisitions (see Note 2, Item E below).  In addition to these amounts, the Company incurred entitlement costs associated with the acquired properties during the same period totaling $166,424.  These amounts have been included in other properties held for investment, totaling $32,498,595, at September 30, 2007.

B.

Earnest money and Other Deposits

During the three month period ended September 30, 2007, the Company had placed $340,000 in earnest and increased money deposits on a separate property.  These deposits have been recorded as earnest money and other deposits, totaling $1,860,000, at September 30, 2007.

C.

Entitlement Costs

Entitlement costs were incurred on four separate properties the Company has an option to purchase during the three months ended September 30, 2007, totaling $88,073.  This amount been recorded as entitlement costs at September 30, 2007 totaling $809,914.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007 (Unaudited)

2.    MATERIAL TRANSACTIONS (CONTINUED)

D.

Equity Transactions

During the three months ended September 30, 2007, the Company raised $94,450 pursuant to its Round D private placement, resulting in the issuance of 18,890 common and preferred units, respectively.  In total, at September 30, 2007, the Company had raised $20,055,550 in the Round D private placement, and issued a corresponding 4,011,110 common and preferred units, respectively.  Of this total amount, $541,000 represents subscriptions receivable, or those subscriptions for which funds have not been received at September 30, 2007.

In addition, the Company has raised $9,508,594 of the Castle Arch Kingman, LLC private placement, resulting in the issuance of approximately 1,901,719 and 380,344 common and preferred units, respectively, in the subsidiary of the Company.  Of this amount, $1,208,100 represents subscriptions receivable at September 30, 2007.

During the three months ended September 30, 2007, the Company raised $2,210,600 of the Castle Arch Smyrna, LLC private placement, resulting in the issuance of approximately 5,527 and 22,106 common and preferred units, respectively.

During the three months ended September 30, 2007, the Company elected a new Chairman.  In conjunction with the Chairman’s election, the Company issued 1,000,000 common units.  In addition, the Company issued 200,000 common units to a separate officer for management services rendered.  The common units issued were valued at $2.50 per unit, or $3,000,000 in total using management’s good faith estimate of value at the measurement date.  Accordingly, this amount has been recorded in operating expenses, totaling $4,707,129 for the three month period ended September 30, 2007.  The per unit value at the date of issuance is a significant estimate that may change substantially in the near-term.

E.

Promissory Notes Payable

During the three months ended September 30, 2007, the Company acquired two separate parcels, totaling $6,778,437 (see Note 2, Item A) net of earnest and increased deposits.  In conjunction with these acquisitions, the Company entered into five promissory note payable agreements with related and third parties (see Note 2, Item F).  The following table sets forth the terms of the promissory note agreements.

Note	Amount	Interest Rate	Debt Issue Costs	Maturity
N1	$500,000	12.00%	$25,000	02/15/2008
N2	1,316,449	12.00%	65,823	02/15/2008
N3	1,800,000	12.00%	90,000	02/15/2008
N4	550,000	12.00%	27,500	03/06/2008
N5	25,051	12.00%	1,253	03/05/2008

Interest only payments on the promissory notes are paid monthly.  Debt issue costs, together with principal and any outstanding interest are to be paid in full on the respective date of maturity.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007 (Unaudited)

2.    MATERIAL TRANSACTIONS (CONTINUED)

F.

Related Party Transactions

During the three months ended September 30, 2007, the Company’s President and Chairman entered into promissory note payable agreements with the Company, totaling $1,841,500.  As per the terms of the agreements, the Company is to make interest only payments monthly to its President and Chairman, with accrued debt issue costs, together with principal and any outstanding interest, to be paid in full by the respective maturity date.  Notes 1, 2 and 5 in Note 3, Item E above disclose the detailed terms of the related party agreements.

The related party promissory notes were incurred to facilitate the acquisition of two separate properties (see Note 2, Item A).

G.

Joint Venture Agreement

During the three months ended September 30, 2007, the Company entered into a joint venture arrangement with a third party (“Consultant”), wherein the Company is to allocate a percentage of its net profits in a separate project (the “Project”) to the Consultant.  In exchange for its proportionate share of the Project’s net profits, the Consultant is to render project specific services and pay a corresponding percentage of all costs incurred to further entitle, improve and ultimately sell the Project.  At September 30, 2007, the Consultant owed the Company $204,758.  This amount has been recorded in other current assets at September 30, 2007.

H.

Checks Drawn in Excess of Bank Balance

During the three months ended September 30, 2007, the Company acquired two separate parcels totaling $6,778,437 (see Note 2, Item A).  Of this amount, $2,586,937 represents cash expended.  As a result of these and prior acquisitions, the Company drew other checks in excess of its available bank balances, totaling $19,699 at September 30, 2007 to maintain and fund operations.

Also, the Company has significantly replenished its bank balances subsequent to September 30, 2007, resulting in a cash and cash equivalent balance of $788,705 as of November 1, 2007 (see Note 3).

3.

SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company has received $596,200 of its outstanding subscriptions’ receivable at September 30, 2007.  In addition, the Company has successfully raised an additional $1,091,200, resulting in a cash and cash equivalent balance of $788,705 as of November 1, 2007.

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

Overview

The following discussion relates to our business of residential and commercial land development with target properties.  Our principal activities include securing acquisition rights to the property, obtaining zoning and other entitlements for the property, securing financing for the purchase of the property, improving the property’s infrastructure and amenities, and selling the property. Below is a summary of our current material projects.

Rutherford County Tennessee

During the three month period ended September 30, 2007, we purchased 640 acres of land in the Smyrna Tennessee area. The purchase was financed via loans.  We intend to develop approximately 615 out of the 640 acres into a residential community. We are currently working the property through the entitlement process

City of Lindale Texas

During the three month period ended September 30, 2007, we continued to explore the viability of exercising our purchase rights on approximately 75 acres of land at the intersection of U.S. Interstate 20 and U.S. Highway 69 which intersects within the city of Lindale Texas.  In the event that we exercise purchase option of the land, we intend to work the property through the entitlement process and facilitate design. If we choose to move forward with the project, we currently intend to construct horizontal improvements, and sell improved commercial sites to end users, such as hotels, restaurants, retail stores, fast food, etc.

Tooele County Utah

We own 348 acres of raw land in Tooele County, Utah and have rights to purchase an additional 83 acres. We have been working the land through the entitlement process. We continue to weigh the comparative benefits between developing the land in the county and attempting to have the land annexed into the city of Tooele where governmental approvals for higher density is more likely. Higher lot density can improve resale profitability depending on the costs incurred and imposed in connection with annexation into the city, including water rights, utilities and other public works related costs. We have yet to complete a master plan for governmental approval, but intend for the property to be a family residential development with between 700 and 1,000 homes on the land.

Fresno County California

In 2004, we acquired rights to purchase 158 and 181 acres of raw land in the cities of Coalinga and Firebaugh, California, respectively. The market conditions in 2004 made the purchase price of the property extremely appealing. Due to the subsequent softening of the real estate market in the area and our internal financial factors, we elected in 2005 to assign our purchase rights in the properties to a third party in exchange for $10.5 million in consideration to be repaid upon that third party’s resale of the properties.  The third party purchased the property, but due to ongoing market conditions has been holding the properties. We do not have authority to dispose of the properties and are unsure when or whether the third party purchaser will commence development activities or liquidate the properties.

Mohave County Arizona

Through Castle Arch Kingman, L.L.C., a company in which we are a majority owner, we own or have purchase rights to a total of approximately 2,100 acres of raw land just outside of the city of Kingman Arizona. During the three month period ended September 30, 2007, we nearly completed the entitlement process. Kingman’s city planning commission has formally approved our master plan for the Development. We believe that Mohave County’s district supervisor may approve the master plan prior to the end of 2007. Once the master plan is approved by the county, we will be in a position to commence excavation. Commencement of excavation will be time based on weather, project management and financing considerations, but should begin in early 2008.

Imperial County California

We have rights to purchase 160 acres of raw land in Imperial County California. We have spent approximately $700,000 in non-refundable deposits and entitlement costs in the form of government filing fees, engineering fees and legal fees in connection with planning and civil engineering services, environmental site assessment, biological study, burrowing owl survey, tentative subdivision map, engineering services, site assessment, preparation of conceptual layout, biological assessment, research and reporting, environmental consulting services. Management is currently assessing the viability of further investment in the Imperial County properties in light of market conditions and further entitlement and estimated development costs. Notwithstanding the unrecoverable investment to date, the unlikelihood of significant profitability for the project compared to the costs, and considering the benefits of allocating financial resources and management efforts toward other projects, pursuit of the Imperial project is currently disfavored among management.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. We have sustained significant operating losses since our inception, including the years 2006 and 2005. At September 30, 2007, we had total member capital of $11,512,068, and no cash on hand as of September 30, 2007. In the coming three months, our liquidity and cash requirements will depend on several factors.

Revenues

We had no revenues in the three month period ended September 30, 2007 and no revenues in the comparative period of 2006. Other than one time revenues of $48,041 in connection with the sale of a portion of the land we hold in Kingman Arizona to one of holders of our member units, we have yet to derive any material revenues and no revenues from our primary business operations of selling property that we have improved through obtaining legal entitlements or other developmental improvements.  Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in the next 12 months. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $4,585,181 during the three month period ended September 30, 2007, compared to $2,402,148 during the comparable three month period ended September 30, 2006. The increase in operating expenses is primarily attributable to the issuance of 1,000,000 common units to William Davidson as equity compensation in connection with Mr. Davidson’s appointment to Chairman of our board of directors, increased salaries of our executive officers and additional employees, office costs, professional services and the costs and ongoing entitlement costs.  During the period, we incurred $809,914 in entitlement costs in connection with our properties.

We anticipate that our general and administrative expenses will maintain relatively similar in the coming three months. We anticipate only limited revenues in the coming twelve months.

Selected Financial Information
	Three months ended
	September 30,
	2007	2006
Revenue, net	$-0-	$-0-

Operating loss	(4,707,129)	(2,579,085)

Net Loss	(4,874,663)	(2,747,809)

Balance Sheet Data:

Cash and Cash Equivalents	$-	$1,685,598

Total Current Assets	976,023	2,476,424

Total Assets	36,433,969	27,447,903

Total Current Liabilities	14,133,571	10,414,135

Total stockholders’ equity	$11,512,068	$15,041,885

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $0, compared to $1,685,598 at September 30, 2006. Our decreased cash balance as of September 30, 2007 is due to deployment of capital to meet property purchases, interest on loan financings, and selling, general and administrative expenses.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The adoption of SFAS 159 has not materially affected the Company’s reported loss, financial condition, or cash flows.

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

Item 3.  Controls and Procedures

We carried out an evaluation as of September 30, 2007, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Subsequent to September 30, 2007, there have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2007, we received $94,450 from the sale of 18,890 common member units and 18,890 preferred D member units to a total of 3 persons. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  November 13, 2007

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)