Form 10KSB
period 2007-12-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2008-04-14
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2007

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

Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year: $0.00

The aggregate market value of the voting and non-common voting equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 28, 2008 was: not applicable. There is no market for our securities and we have not requested that a ticker symbol be issued.

The number of outstanding shares of the registrant’s Common Units, no par value, as of March 27, 2008 was 27,085,126 common member units.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format: Yes ☐  No ☒

TABLE OF CONTENTS

		Page
PART I

Item 1.	Description of Business	4

Item 2.	Description of Property	6

Item 3.	Legal Proceedings	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
	Issuer Purchases of Equity Securities	9

Item 6.	Management’s Discussion and Analysis or Plan of Operation	11

Item 7.	Financial Statements	F-1

Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	13

Item 8A.	Controls and Procedures	13

Item 8B.	Other Information	13

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	14

Item 10.	Executive Compensation	17

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	18

Item 12.	Certain Relationships and Related Transactions	20

Item 13.	Exhibits	21

Item 14.	Principal Accountant Fees and Services	21

SIGNATURES		22

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

☐	continued development of our technology;
☐	dependence on key personnel;
☐	competitive factors;
☐	the operation of our business; and
☐	general economic conditions.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Business

We are a residential and commercial land development company with projects located in Arizona, Utah, Tennessee and Wyoming. Our principal activities are securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for the purchase of the properties, improving the properties’ infrastructure and amenities, and selling the properties. We do not actually enter into option contracts, but rather place deposits on land to hold it while we consider whether or not to purchase it. Thus, we have the option to fully purchase the land, but we are not actually entering into an option contract per se. Properties we target may have end uses that range from residential, multifamily, retail, office, to industrial. Our officers may also consider other opportunities, such as locating properties we believe are priced at a discount to value and later reselling them without making improvements.

During the year ended December 31, 2007, we incurred costs related to nine separate properties, totaling $11,227,471.  Of this amount, $4,851,076 reflects debt proceeds and associated debt issuance costs used to fund the closing of three separate purchases during the year (see Note 3).  These amounts have been classified as other properties held for investment.  In addition, we incurred $514,988 in costs related to three separate properties and classified as earnest and increased deposits, and entitlement costs at December 31, 2007. The parcels which we have purchased or to which we have purchase rights are located in California, Arizona, Tennessee, Wyoming and Utah. The parcels are described in more detail in the section entitled “Item 2. Description Of Property” below.

Market

The real estate market in the United States became increasingly volatile in 2007. Rising interest rates in 2007 increased the monthly payments on adjustable rate mortgages and property values suffered declines from the demise of the U.S. housing bubble, leaving home owners unable to meet financial commitments and lenders without a means to recoup their losses. The resulting subprime mortgage financial crisis resulting from the sharp rise in foreclosures in the subprime mortgage market has become a global concern that has resulted in a severe credit crunch, and threatened the solvency of a number of marginal private banks and other financial institutions. As investors, including foreign and domestic hedge funds, are re-evaluating the risks they are willing to take on real estate backed loans, it is hard to assess the effect it will have on borrowers’, including our, ability obtain financing on favorable terms. A decrease in the favorability of the available terms for financing or the ability to obtain financing at all, would have a negative impact on our profitability and ability to expand our business.

There are also trends in the United States for housing prices to decrease and many believe that there is a real estate bubble in the United States. A real estate bubble is a type of economic bubble that occurs periodically in local or global real estate markets. It is characterized by rapid increases in valuations of real property such as housing until they reach unsustainable levels relative to incomes and other economic elements. As of 2008, real estate bubbles are widely believed to exist in many parts of the United States. Real estate bubbles are invariably followed by severe price decreases that can result in many owners holding mortgage debts higher than the current value of their properties. As with any type of economic bubble, it is difficult for many to identify except in hindsight, after the crash. Unlike a stock market crash following a bubble, a real-estate "crash" is usually a slower process, because the real estate market is less liquid than the stock market. If the bubble breaks or even if housing values decline by 15 to 25%, there would be a decrease in our projected profits and unexpected losses could occur which would negatively impact our operations.

Competition

Our competitors include established real estate development companies. Many of our current and potential competitors have longer operating histories and financial, sales, marketing and other resources substantially greater than those we possess. As a result, our competitors may be able to adapt more quickly to changes in the real estate market or to devote greater resources than we can to the sales of our real estate projects. For example, resistance among groups who wish to curb the building development growth in the area to preserve the status quo may be more easily offset by larger firms with more resources that can afford larger and perhaps more skilled professional teams to respond to regulatory issues or organizational interference. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors. As the market for real estate development has evolved, price competition and ability to purchase prime real estate for development has intensified and is likely to continue to intensify. Such competition could adversely affect our gross profits, margins and results of operations. There can be no assurance that we will be able to compete successfully with existing or new competitors. Most of our competitors have substantially greater financial resources than we have, and they have much larger staffs allowing them to analyze more potential transactions, entitle land more quickly and sell it sooner and for more money.

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

ITEM 2. DESCRIPTION OF PROPERTY

The following discussion relates to our business of residential and commercial land development with target properties.  Our principal activities include securing acquisition rights to the property, obtaining zoning and other entitlements for the property, securing financing for the purchase of the property, improving the property’s infrastructure and amenities, and selling the property. Below is a specific summary of each of our current material projects.

ARIZONA: Mohave County

Castle Arch Kingman, L.L.C., a company in which we are a majority owner and manager, owns or has purchase rights to 2,200 acres located outside of Kingman Arizona. Some of the milestones met during 2007 include: obtaining approval from the City of Kingman to include the entire 2,200 acres in their water service boundary; approval of a rezone application to allow for the development of the golf course; and approval by the Mohave County Board of Supervisors of a general area plan and plats for the golf course.

In early 2008 we anticipate completion of the negotiations relating to the Development Agreement with Mohave County, which will provide for the Master Plan of the community and confirm entitlements for many years in the future. We expect to start moving dirt and transforming the desert landscape into a modern, planned community. Our first efforts will be grading and development of the Nicklaus Design™ golf course.

One of the primary reasons that we are developing land in the Kingman Area is because it is located 95 miles southeast of Las Vegas, Nevada in Mohave County, Arizona. This is one of the state's fastest growing counties, registering 65% population growth in the last 10-year U.S. census report. Our feasibility report on the area, which was prepared by a top architecture and planning firm, suggests that Mohave County has significant potential for new job creation in manufacturing, distribution, recreation and tourism, as well as from services to meet the needs of an influx of retirees.

The Kingman area also has good transportation access. With the completion of the Hoover Dam Bypass in 2010, U.S. Highway 93 will be a multi-lane divided highway over the 95 miles between Kingman and Las Vegas. Interstate 40 links Kingman with Southern California. The Kingman airport's 6,000-foot runway handles large commercial aircraft, and Kingman is served by three commercial flights daily to and from Phoenix, as well as numerous charter services. In addition, Kingman is strategically located to benefit from commercial rail service, including the Santa Fe Main Line, which is utilized to transport goods across the United States in an east/west direction.

While we recognize the inevitable effects of the real estate slowdown in the Phoenix and Las Vegas areas, we believe that Kingman's climate will continue to attract property buyers, and the long-term time horizon for the overall development and sell-out of the project will benefit from the recent market correction. Kingman's elevation at 3,400 feet above sea level gives it a moderate climate with highs averaging 96°F in the hottest month (July) and 54°F in the coldest month (January). This pleasant, sunny climate makes Kingman a very attractive destination for retirees and compares favorably against the average 104° summer highs of Phoenix and Las Vegas. Furthermore, Kingman's proximity to Las Vegas, Henderson, Boulder City, Laughlin and Lake Mead make it a feasible location for commuters.

Overall, we anticipate that local and regional growth, combined with good transportation infrastructure, will fuel the demand for high-quality housing and recreation facilities in the Kingman area.

TENNESSEE: Rutherford County

In 2007, Castle Arch Smyrna, L.L.C., a company in which we are a majority owner and manager, purchased 640 acres of land near the town of Smyrna, located in Rutherford County Tennessee. Smyrna was originally an agrarian community dating back to the mid-1800's with many large farms and plantations flourishing in the area. Its current population is approximately 33,000.

We financed the purchase of the land through loans and equity sales. We intend to develop the property into a residential community with a mixture of product types including some neighborhood commercial. We are currently working the property through the final stages of the entitlement process, including negotiating with the City for annexation, zoning and financial participation in the installation of the offsite sewer and water required to service the project.

Our management observes that while the inflationary economy and the troubled real estate market are saddling much of the nation, middle Tennessee has been able to avoid many of the implications of these conditions. The residential communities of middle Tennessee continue to be ranked as highly desirable for families and businesses. The primary factors contributing to the area's booming economy include a relative low cost of living, balanced housing market, strong job growth, strong school systems, relatively low crime rates and low taxes.

Rutherford County, where the 640 acres are located, has experienced unexpected growth in recent years. The county was projected to provide 1,800 new jobs between 2003 and 2006. In fact, 9,300 new jobs were created, and growth in the adjacent county has been so rapid that steps are being taken on the governmental level to curb growth by restrictive measures.

Smyrna's Nissan facility was the first Japanese automobile manufacturing plant built in the United States. It is also the largest automobile manufacturing plant housed under one roof, covering approximately 880 acres. The first vehicle was produced in 1983, and since then Nissan has provided steady employment to approximately 8,700 workers in the area.

Recently, Nissan moved the headquarters of its North American operations from Southern California to Franklin, Tennessee, less than 15 miles from Smyrna. This resulted in the transfer of an additional 3,700 jobs along with several other major manufacturing companies announcing plans to move to the area. We believe that we are positioned to profit from this rapid growth in the area.

WYOMING: Thayne

Wyoming continues to be one of the fastest growing states in the country despite being one of the least populous. Wyoming’s annual growth rates exceeded every state but Utah over the past 12 months. Lincoln County, home of Star Valley, neighbors the Jackson Hole resorts of Teton County, which is the most rapidly growing county in Wyoming. Housing prices in the Jackson Hole area have continued to climb, forcing many residents and second homebuyers to search for more affordable housing outside of Jackson Hole proper.

We believe that more appealingly priced housing is needed in Star Valley, which would result in the potential to increase lot density. Our project in Star Valley aims to meet that demand. Lincoln County planners have long expressed a need for mid-range multi-family housing in the area. Consistent with that need, we are close to obtaining approvals for the Thayne project consisting of close to 200 units, comprising four-plexes, duplexes and single family dwellings. We anticipate lot sales to commence in 2008.

We believe that we can meet the desired price points for the demand being generated in Star Valley due to favorable timing of the purchase of the land and the use of local developers and builders. Though we plan to offer these units to builders at prices below the prevailing prices in the area, our concept plan still calls for designs that do not give the appearance of affordable housing and will appeal to the rural flavor that people locating to Star Valley desire.

UTAH: Tooele County

We own 357 acres of raw land in Tooele County, Utah, and have been working the land through the entitlement process. We intend to develop the land in the county, as opposed to the City of Tooele, due to its more advanced planning statutes and its ability to expedite the approvals necessary to begin the project. We expect to complete the entitlement process in mid-2008 for a Conservation Development, which is anticipated to contain approximately 725 lots and leave over 40% of the 357 acres as open space.

We targeted the Tooele area because of its sustained growth. According to the most recent US Census, Tooele's population is growing rapidly and is a leading job creation city in the United States. Our project lies at the northern end of the Tooele municipality, along a highway and close to schools, community amenities and shopping, including a Wal-Mart Supercenter, two grocery supermarkets, and a Home Depot. Members of our management who live and work in northern Utah observe that much of the growth is attributable to young families who find the cost of new homes in Tooele attractive in comparison to those in Salt Lake City.

Nearly half of Tooele's workforce commutes 20 to 30 miles on Interstate 80 to jobs in neighboring Salt Lake valley. Tooele's local economy is also growing rapidly, led by retail and other services to support the growing population. A major boost to the employment base recently came from the Utah Industrial Depot, a converted military base that is now home to some 60 private employers including a 195,000 square-foot Freightliner truck refurbishing facility. The Depot is about four miles from Castle Arch's properties.

Other major employment sectors in Tooele County are government, military, manufacturing, environmental services, and distribution, including a Wal-Mart regional distribution center in nearby Grantsville. In addition, the recently completed Miller Motor Sports Park hosts national racing circuit events. Only several minutes from the Castle Arch property, the Park appears to be spurring additional recreational, lodging and hospitality development in the area.

Suspended Project

In March, 2007, our Board of Directors decided to write off previously capitalized nonrefundable deposit and entitlement costs incurred related to our project in Imperial County California.  The write off was due to changes in the feasibility of the respective project’s success, given certain uncontrollable events.  However, we continue to pursue an open dialogue with the local municipality involved and, accordingly, there remains a remote possibility that the project will generate future revenues, resulting in a positive net present value.  As a result of this decision, however, we have recorded a loss contingency at December 31, 2007, totaling $715,186.  This amount has been included in impairment losses for the twelve month period ended December 31, 2007.

Offices

We maintain administrative offices in Beverly Hills, California and also pay for a portion of the office expenses for Kirby D. Cochran and Douglas W. Child, two of our executive officers located in the State of Utah and for Jeff Austin our president of worldwide development located in Orange County California. We also maintain approximately 1,700 square feet of office space in the Salt Lake City, Utah area where our accounting department is located along with some of our marketing consultants. We believe that we have adequate leased space to accommodate current operations and that our facilities for administrative personnel are adequate for expansion plans.  We also believe that expansion space is readily available in virtually all the markets in which we operate.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 27, 2008 there were approximately 535 holders of record of our common and preferred units. We have no outstanding options, warrants to purchase or securities convertible into our common equity. In addition, we have no common units that can be sold pursuant to Rule 144, and, we have no securities that are being publicly offered or that we are proposing to publicly offer.  There is no public market for our membership interests.  We have elected to be treated as a partnership for federal and state income tax purposes.  As a consequence, under current law, holders of membership interests will receive annual K-1 reports or direct allocations of profits or losses relating to our financial results.

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

During the twelve month period ended December 31, 2007, we accrued an additional $2,744,851 of preferred unit distributions payable to preferred unit holders. The total amounts payable from our inception on April 15, 2004 through December 31, 2007 is $5,251,867 based on the period of time from receipt of funds related the preferred unit holder’s respective investment to date.

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

(4)

During the six month period between June 25, 2007 and December 31, 2007, we received $3,630,000 from the sale of 9,075 membership units in Castle Arch Smyrna, LLC, our majority owned subsidiary. Each membership unit consists of one common and four preferred units at $400.00 per membership unit.  We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. We have sustained significant operating losses since our inception, including the years 2007 and 2006. At December 31, 2007, we had total member capital of $8,554,814, and cash on hand of $1,556,730. In the coming twelve months, our liquidity and cash requirements will depend on several factors. If our resources are not sufficient to fund our needs through 2008 there are no assurances that we will be successful in raising sufficient capital.

Revenues

We had no revenues in the year ended December 31, 2007 compared to $48,041 in revenues in 2006. Our revenues in 2006 were primarily derived from the sale of a limited amount of land that we controlled. These revenues were not derived from our primary business target of selling property that we have improved through obtaining legal entitlements or other developmental improvements.  Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in 2008. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $10,806,585 during the twelve month period ended December 31, 2007, compared to $5,186,521 during the comparable twelve month period ended December 31, 2006. The increase in operating expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs, professional services and the costs of terminating purchase agreements, i.e., the forfeiture of deposits. We anticipate that our general and administrative expenses will continue to rise in the coming twelve months due to increased entitlement activities on an increasing number of property projects. We anticipate that our total revenues during such period will also increase as a result of revenues derived from the sale of residential building lots out of the Utah, Wyoming and/or Tennessee properties.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $1,556,730, compared to $1,500,652 at December 31, 2006. Our decreased cash balance as of December 31, 2007 is largely attributable to non-cash common units issued as bonuses to executive officers, employees for outside professional services. In addition, the increase was attributable to deployment of capital to meet selling, general and administrative expenses and to secure rights to real property.

During 2007, we entered into five promissory notes payable, totaling $4,641,500 of which we have repaid $700,000.    Associated debt issue costs, totaling $209,576, were also incurred.  This amount, together with principal, is to be paid upon maturity.  In addition, we extended two promissory notes payable, incurring $34,307 in debt issue costs.  Any and all debt issue costs have been amortized over the 12-month terms of the notes and at December 31, 2007 unamortized debt issue costs totaled $76,286.

We collateralized the notes originated and extended during 2007 with six properties and associated water rights previously purchased.  The notes bear annual interest rates of 10.25 to 12.00 percent, with interest only payments due on a monthly basis over their respective terms.  At the date of maturity, all principal and accrued interest is due in full.

Our management believes that proceeds from private offerings, loans and expected revenues will be sufficient for us to survive as a going concern for the next 12 months. However, additional funding will be necessary to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

However, if we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Castle Arch Real Estate Investment Company, LLC

(a development stage company)

Kaysville, Utah

We have audited the accompanying consolidated statement of financial condition of Castle Arch Real Estate Investment Company, LLC (a development stage company) and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on April 15, 2004 to December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Arch Real Estate Investment Company, LLC (a development stage company) and Subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for period from inception on April 15, 2004 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bouwhuis, Morrill & Company

Bouwhuis, Morrill & Company

Layton, Utah

March 24, 2008

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statement of Financial Condition

December 31,
2007
ASSETS
Current assets:
Cash and cash equivalents	$1,556,730
Interest receivable, net of allowance,
totaling $41,973	66,435
Notes receivable – current, net of allowance,
totaling $117,000	383,000
Prepaid expenses and other current assets (see Note 2)	283,413
Total current assets	2,289,578

Property and equipment:
Office equipment	62,864
Less: accumulated depreciation	(19,884)
Net property, plant and equipment	42,980

Other assets:
Note receivable – noncurrent	255,000
Other properties held for investment	33,805,207
Earnest money and other deposits	730,000
Entitlement costs	521,233
Total other assets	35,311,440
Total assets	$37,643,998

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$259,396
Accounts payable – related party	41,750
Other accrued expenses	58,351
Accrued non-cash compensation	727,500
Preferred dividends payable	5,251,867
Notes payable	9,010,921
Total current liabilities	15,349,785

Long term liabilities:
Notes payable – related party	1,910,423
Other long term liabilities (see Note 6)	665,000
Minority interest in consolidated LLCs	11,163,976
Total long term liabilities	13,739,399
Total liabilities	29,089,184

Members’ capital:
Common units, 26,990,212, issued and outstanding,
ranging from $.001 to $2.50 per unit	6,951,618
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	567,940
Non-managing members’ units, series B preferred,
2,000,000 units issued and outstanding, $1.00 per unit	1,216,156
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	2,188,316
Non-managing members’ units, series D preferred,
5,017,139 units issued and outstanding, ranging from $2.50
to $5.00 per unit	18,795,391
Deficit accumulated during the development stage	(21,164,607)
Total members’ capital	8,554,814
Total liabilities and members’ capital	$37,643,998

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception)
	December 31, 2007	December 31, 2006	December 31, 2007
Revenues:
Proceeds from sale of property,
net of cost of property sold	$-	$48,041	$48,041
Total revenues	-	48,041	48,041

Operating expenses:
Selling, general and administrative	10,806,585	5,186,521	18,592,000
Depreciation	8,840	6,948	19,884
Cost of terminated purchase agreements	71,210	802	317,376
Impairment losses	715,186	-	715,186
Bad debt expense and impairment losses	49,000	109,973	158,973
Start-up and organizational costs	-	-	55,696
Total operating expenses	11,650,821	5,304,244	19,859,115

Operating loss	(11,650,821)	(5,256,203)	(19,811,074)

Other revenue/(expenses)
Interest income	82,039	98,496	231,398
Interest expense	(1,147,257)	(567,811)	(1,715,299)
Amortization of debt issue costs	(218,797)	(123,303)	(342,101)

Income/(loss) from continuing operations
before minority interest	(12,934,836)	(5,848,821)	(21,637,076)

Minority interest in losses of consolidated
subsidiaries	417,464	55,005	472,469

Net loss and deficit accumulated during
the development stage	$(12,517,372)	$(5,793,816)	$(21,164,607)

Accumulated preferred dividends	$(2,744,851)	$(1,894,652)	$(5,251,867)
Net loss available to common
unitholders	$(15,262,223)	$(7,688,468)	$(26,416,474)

Net loss per common unit (Note 1)	$(.61)	$(.33)

Weighted average units outstanding	24,834,406	22,952,878

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception) to
	December 31, 2007	December 31, 2006	December 31, 2007
Cash flows from operating activities
Net loss	$(12,517,372)	$(5,793,816)	$(21,164,607)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	8,840	6,948	19,884
Amortization of debt issue costs	218,797	123,303	342,101
Impairment losses	715,186	109,973	715,186
Minority interest in losses of subsidiary	(417,464)	(55,005)	(472,469)
Professional outside services paid in
the form of common units	5,256,250	1,333,750	6,793,750
Changes in operating assets and liabilities:
Increase in notes receivable	-	(255,000)	-
Other receivable	250,000	(250,000)	-
Interest receivable	(17,780)	(54,232)	(66,434)
Prepaid expenses and other
current assets	(150,758)	(83,441)	(283,413)
Accounts payable	113,290	39,523	259,396
Accounts payable – related party	41,750	-	41,750
Other accrued expenses	(79,950)	64,843	28,159
Interest payable	30,193	-	30,193
Other	665,000	-	665,000
Properties held for investment	(6,376,395)	(7,171,464)	(23,218,387)
Net cash used in operating activities	(12,260,413)	(11,984,618)	(36,309,891)

Cash flows from investing activities
Option, earnest money, and
entitlement deposits	(514,988)	(415,348)	(1,251,233)
Additions to notes receivable	-	(405,000)	(638,000)
Purchase of property and
equipment	(23,954)	(13,226)	(62,864)
Net cash used in investing activities	(538,942)	(833,574)	(1,952,097)

Cash flows from financing activities
Proceeds from issuance of member
units	12,897,046	8,716,962	42,057,698
Offering costs	(209,095)	(391,400)	(1,516,215)
Proceeds from subscription receivables	867,482	1,985,135	-
Repayment of short-term debt	(700,000)	-	(700,000)
Debt issuance costs	-	(22,765)	(22,765)
Net cash provided by financing
activities	12,855,433	10,287,932	39,818,718

Net increase (decrease) in cash and cash
equivalents	56,078	(2,530,260)	1,556,730
Cash at beginning of period	1,500,652	4,030,912	-
Cash at end of period	$1,556,730	$1,500,652	$1,556,730

See notes to consolidated financial statements.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

			Cumulative
			From April 15,
	Year Ended	Year Ended	2004 (inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

Non-cash investing and financing activities

Notes payable issued for other
property held for investment	$4,641,500	$6,859,632	$10,788,055
Debt issuance costs on notes payable	209,576	139,883	408,414
Issuance of member units for
subscription receivables	3,259,900	1,117,653	-
Preferred dividend payable	2,744,851	1,894,652	5,251,867
Referral fees paid with
common units	348,678	410,904	1,168,506

Supplemental disclosures

Cash paid for interest	$968,549	$556,766	$1,589,529

See notes to consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Changes in Members’ Capital

                 Period from April 15, 2004 (inception) to December 31, 2007

											Accumulated
			Non-managing Members’		Non-managing Members’		Non-managing Members’		Non-managing Members’		Deficit
			Units,		Units,		Units,		Units,		During the	Total
	Common Units		Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Development	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Stage	Capital
Balance (inception)
April 15, 2004	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-

Sale of common units
at $0.001 per unit	16,000,000	16,000	-	-	-	-	-	-	-	-	-	16,000

Sale of Series “A”
investment units
at $1.00 per unit	1,000,000		1,000,000	1,000,000	-	-	-	-	-	-	-	1,000,000

Sale of Series “B”
investment units
at $2.00 per unit	900,350	-	-	-	1,800,700	1,800,700	-	-	-	-	-	1,800,700

Sale of Series “C”
investment units
at $3.00 per unit	191,667	-	-	-	-	-	575,000	575,000	-	-	-	575,000

Subscriptions
receivables	-	-	-	-	-	(31,134)	-	(270,000)	-	-	-	(301,134)

Preferred dividend
Payable	-	-	-	(38,209)	-	(25,379)	-	(2,522)	-	-	-	(66,110)

Offering costs	-	-		(154,610)	-	(280,223)	-	(115,058)	-	-	-	(549,891)

Net loss	-	-	-	-	-	-	-	-	-	-	(351,068)	(351,068)

Balance,
December 31, 2004	18,092,017	$16,000	1,000,000	$807,181	1,800,700	$1,463,964	575,000	$187,420	-	$-	$(351,068)	$2,123,497

See notes to consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Changes in Members’ Capital (continued)

Period from April 15, 2004 (inception) to December 31, 2007

	Common Units		Non-managing Members’ Units, Series A Preferred		Non-managing Members’ Units, Series B Preferred		Non-managing Members’ Units, Series C Preferred		Non-managing Members’ Units Series D Preferred		Accumulated Deficit During the	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Stage	Capital
Issuance of units for
referral fees and
services	268,981	$425,388	-	$-	-	$-	-	$-	-	$-	$-	$425,388

Sale of Series “B”
investment units
at $2.00 per unit	99,650	-	-	-	199,300	199,300	-	-	-	-	-	199,300

Sale of Series “C”
investment units
at $3.00 per unit	908,333	-	-	-	-	-	2,725,000	2,725,000	-	-	-	2,725,000

Sale of Series “D”
Investment units
at $5.00 per unit	2,659,167	-	-	-	-	-	-	-	2,659,167	13,295,836	-	13,295,836

Subscriptions receivables	-	-	-	-	-	-	-	-	-	(1,985,135)	-	(1,985,135)

Proceeds from
subscribed units	-	-	-	-	-	31,134	-	270,000	-	-	-	301,134

Preferred dividend
payable-	-	-	-	(79,241)	-	(157,098)	-	(205,159)	-	(175,834)	-	(617,332)

Offering costs	-	-	-	-	-	(1,144)	-	(260,461)	-	(605,756)		(867,361)

Net loss	-	-	-	-	-	-	-	-	-	-	(2,502,351)	(2,502,351)

Balance,
December 31, 2005	22,028,148	$441,388	1,000,000	$727,940	2,000,000	$1,536,156	3,300,000	$2,716,800	2,659,167	$10,529,111	$(2,853,419)	$13,097,976

Issuance of units for
referral fees and
services	241,860	604,650	-	-	-	-	-	-	-	-	-	604,650

Sale of Series “D”
Investment units
at $5.00 per unit	1,280,833		-	-	-	-	-	-	1,280,833	6,404,165	-	6,404,165

Subscription receivables	-	-		-	-	-	-	-	-	(68,400)	-	(68,400)

Proceeds from
subscribed units	-	-	-	-	-	-	-	-	-	1,985,135	-	1,985,135

Preferred dividend
payable			-	(80,000)	-	(160,000)	-	(264,484)	-	(1,354,629)	-	(1,859,113)

Offering costs	-	-	-	-	-	-	-	-	-	(614,710)	-	(614,710)

Net loss	-	-	-	-	-	-	-	-	-	-	(5,793,816)	(5,793,816)

Balance,
December 31, 2006	23,550,841	$1,046,038	1,000,000	$647,940	2,000,000	$1,376,156	3,300,000	$2,452,316	3,940,000	$16,880,672	(8,647,235)	$13,755,887

See notes to consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Changes in Members’ Capital (continued)

Period from April 15, 2004 (inception) to December 31, 2007

	Common Units		Non-managing Members’ Units, Series A Preferred		Non-managing Members’ Units, Series B Preferred		Non-managing Members’ Units, Series C Preferred		Non-managing Members’ Units Series D Preferred		Accumulated Deficit During the	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Stage	Capital
Issuance of units for
referral fees and
services	2,362,232	5,905,580	-	-	-	-	-	-	-	-	-	5,905,580

Sale of Series “D”
Investment units
at $5.00 per unit	977,139	-	-	-	-	-	-	-	977,139	4,885,695	-	4,885,695

Sale of Series “D”
Investment units at
$2.50 per unit	100,000	-	-	-	-	-	-	-	100,000	250,000	-	250,000

Subscription receivables	-	-	-	-	-	-	-	-	-	(1,452,000)	-	(1,452,000)

Proceeds from
subscribed units	-	-	-	-	-	-	-	-	-	68,400	-	68,400

Preferred dividend
payable	-	-	-	(80,000)	-	(160,000)	-	(264,000)	-	(1,669,525)	-	(2,173,525)

Offering costs	-	-	-	-	-	-	-	-	-	(167,851)	-	(167,851)

Net loss	-	-	-	-	-	-	-	-	-	-	(12,517,372)	(12,517,372)

Balance,
December 31, 2007	26,990,212	$6,951,618	1,000,000	$567,940	2,000,000	$1,216,156	3,300,000	$2,188,316	5,017,139	$18,795,391	$(21,164,607)	8,554,814

See notes to consolidated financial statements.

F-8

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

The Company has completed or commenced six private placements of membership units in the Company, and its subsidiaries as follows:

1)

Effective May 1, 2004, the placement of 1,000,000 Series A membership units consisting of one common and one preferred unit each at $1.00 per membership unit.

2)

Effective July 20, 2004, the placement of 1,000,000 Series B membership units, consisting of one common and two preferred units each at $2.00 per membership unit.

3)

Effective November 5, 2004, the placement of 1,100,000 Series C membership units, consisting of one common and three preferred units each at $3.00 per membership unit.

4)

Effective June 30, 2005, the placement of 3,000,000 Series D membership units, consisting of one common and one preferred unit ranging from $2.50 to $5.00 per membership unit.  Effective April 14, 2006, the Company elected to continue the subscription of the Series D private placement.  Accordingly, as of December 31, 2007, the Company had successfully placed 5,017,139 membership units.

5)

Effective May 22, 2006, the placement of 1,200,000 membership units in Castle Arch Kingman, LLC (“CAK”), a variable interest entity, of which the Company is considered the primary beneficiary (see Note 7).  Each membership unit consists of five common and one preferred unit at $25.00 per membership unit.  At December 31, 2007, CAK had raised $10,539,244, resulting in the placement of 421,570 membership units.  Of this amount, $1,205,900 represents subscribed units outstanding for which funds had not been received at December 31, 2007.

6)

Effective June 25, 2007, the placement of 5,000 membership units in Castle Arch Smyrna, LLC (“CAS”) (see Note 7).  Each membership unit consists of one common and four preferred units at $400.00 per membership unit.  At December 31, 2007, CAS had raised $3,630,000, resulting in the placement of 9,075 membership units.  Of this amount, $602,000 represents subscribed units outstanding for which funds had not been received at December 31, 2007.

At December 31, 2007, the Company had completed the Series A, B, and C private placement offerings, and had raised $24,835,696 of the Series D private placement, resulting in the placement of 8,117,139 membership units.  Of this amount, $1,452,000 represents Series D subscribed units outstanding for which funds had not been received at December 31, 2007.

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

The Company has not received significant revenues from the sale or development of property as of December 31, 2007 in accordance with its business plan.  Accordingly, the Company’s activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  All losses since inception have been considered part of the Company’s development stage activities.

B.

Method of Reporting and Use of Estimates

The Company’s financial statements are presented in accordance with U.S. generally accepted accounting principles (GAAP).  Such principles require the use of certain estimates and assumptions made by the Company’s management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates that may change in the near future include properties held for sale and other properties held for investment if it becomes necessary to incur unexpected additional costs to prepare these properties for sale within the next twelve months.  In addition, significant estimates include potential impairment of certain promissory notes receivable whose maturities have expired as of December 31, 2007 (see Note 2).

C.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as the accounts of Castle Arch Kingman, LLC (“CAK”) and Castle Arch Smyrna, LLC (“CAS”), which entities were created in April, 2006 and June, 2007, respectively.  In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity.  CAK and CAS are considered variable interest entities of which the Company is the primary beneficiary (see Note 6).  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

G.

Uninsured Cash Balances

The Company maintains its corporate cash balances in multiple accounts at one bank.  Corporate cash accounts at banks are insured by the FDIC up to $100,000.  Amounts in excess of insured limits were approximately $1,456,730 at December 31, 2007.  To date, the Company has not experienced any losses as a result of this excess and does not anticipate any such losses in the future.

H.

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

I.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Cash and cash equivalents are carried at cost, which approximates fair value.

J.

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Depreciation is computed primarily using the straight-line method based on estimated useful lives of 5 to 7 years.

L.

Advertising Costs

The Company may incur costs of advertising which it will expense as incurred.  Advertising costs do not include commissions for the sale of property or referral fees incurred for the successful raising of capital.

M.

Options, Deposits and Acquisition and Entitlement Costs

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

During the year ended December 31, 2007, the Company incurred costs related to nine separate properties, totaling $11,026,757.  Of this amount, $4,851,076 reflects debt proceeds and associated debt issuance costs used to fund the closing of three separate purchases during the year (see Note 3).  These amounts have been classified as other properties held for investment.  In addition, the Company incurred $514,988 in costs related to three separate properties and classified as earnest and increased deposits, and entitlement costs at December 31, 2007.

N.

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

N.

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

O.

Net Loss per Common Unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period in accordance with SFAS No. 128, Earnings Per Share.  Basic net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of common units for all dilutive potential common units outstanding during the period.  At December 31, 2007 the basic and diluted net loss per common unit is the same as there are no common unit equivalents outstanding.

Accumulated preferred unit dividends, totaling $2,744,851 for the twelve months ended December 31, 2007, have been included in the computation of net loss per common unit, resulting in an incremental increase in loss per unit of $.11.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.

PREPAID INVESTMENT BANKING FEES

During 2007, the Company reclassified certain notes receivable, totaling $276,383, to prepaid investment banking fees.  The Company had originally agreed to provide resources to a third party brokerage firm, allowing it to fund its start up costs with the anticipation of the brokerage firm selling Company products through its network.  These resources provided were in the form of a promissory note, requiring the promissee to repay the principal, plus accrued interest on or before the respective maturity.  During 2007, however, it was determined that repayment would ultimately occur through the form of discounted commissions earned by the brokerage, irrespective of the terms of the promissory notes, and further superseded by an investment banking fee agreement between the Company and the brokerage firm.  Therefore, it was determined that a reclassification from notes receivable was necessary and, accordingly, at December 31, 2007, $276,383 has been recorded as prepaid investment banking fees.

3.

NOTES, OTHER RECEIVABLES

Notes receivable at December 31, 2007, consisted of the following:

Amount		Interest Rate	Due Date

Current
$50,000		8%	2006
50,000		8%	2006
400,000		8%	2007
$500,000

Allowance
$(117,000)
$383,000	(Net)

Non-current
$255,000		12%	2010

Accrued interest together with principal is to be paid in full on or before the respective maturity date.  During 2007, the Company obtained certain collateral which securitized the $500,000 in current notes receivable at December 31, 2007.  At the period’s end, a valuation of said collateral was conducted, resulting in impairment, totaling $117,000 and $41,973, of principal and associated interest accrued, respectively (see note 5).

The Company’s noncurrent note receivable, totaling $255,000, represents a component of sales revenue recognized during 2006.  This note bears interest at 12 percent per annum and interest together with principal is owed to the Company in May, 2010.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

4.

NOTES PAYABLE

Notes payable at December 31, 2007, consisted of the following:

	Amount	Interest rate	Due Date
Note 1	$5,380,193	10.75%	2008
Note 2	1,466,361	10.25%	2008
Note 3	250,000	8.00%	2008
Note 4 (Related Party see Note 6)	500,000	12.00%	2009
Note 5 (Related Party see Note 6)	1,316,449	12.00%	2009
Note 6	1,300,000	12.00%	2008
Note 7	550,000	12.00%	2008
Note 8 (Related Party see Note 6)	25,051	12.00%	2009
Total	$10,788,054

During 2007, the Company entered into five promissory notes payable, totaling $4,641,500.  Also, during 2007 the Company repaid $700,000 this amount.    Associated debt issue costs, totaling $209,576, were also incurred.  This amount, together with principal, is to be paid upon maturity.  In addition, the Company extended two promissory notes payable, incurring $34,307 in debt issue costs.  Any and all debt issue costs have been amortized over the 12-month terms of the notes and at December 31, 2007 unamortized debt issue costs totaled $76,286.

The following table details the carrying values of the assets collateralizing the Company’s notes are per above.

	Note Amount	Carrying Value of Collateral
Note 1	$5,380,193	$8,277,342
Note 2	1,466,361	2,135,280
Note 3	250,000	1,105,073
Note 4	500,000	5,622,875
Note 5	1,316,449	See Note 4 Collateral
Note 6	1,300,000	See Note 4 Collateral
Note 7	550,000	2,055,562
Note 8	25,051	See Note 7 Collateral
Total	$10,788,054	19,196,132

The Company collateralized the notes originated and extended during 2007 with six properties and associated water rights previously purchased.  The notes bear annual interest rates of 10.25 to 12.00 percent, with interest only payments due on a monthly basis over their respective terms.  At the date of maturity, all principal and accrued interest is due in full.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

5.

COMMITMENTS AND CONTINGENCIES

During 2007, $400,000 in notes receivable matured.  This amount was collateralized with certain securities, which securities the Company obtained title to, and possession of, in January, 2008 (see Note 10).  The December 31, 2007 fair value of the securities obtained in January, 2008 was less than the principal and interest payable to the Company at the same period’s end. Accordingly, the Company recorded a loss contingency at December 31, 2007, totaling $49,000.  This loss contingency has been included in the $117,000 and $41,973 in allowances recorded against notes and interest receivable, respectively, at December 31, 2007.

Subsequent to December 31, 2007 (see Note 10), the Company’s Board of Directors elected to write off nonrefundable deposits and entitlement costs incurred related to a separate property.  The Company’s decision was based on the remote possibility that the project’s net present value would be positive.  Therefore, at December 31, 2007, the Company deemed it necessary to record an impairment of the project’s previously capitalized costs incurred, resulting in a loss contingency, totaling $715,186.  This amount has been recorded in impairment losses for the twelve month period ended December 31, 2007.

6.

OTHER LONG TERM LIABILITIES

During 2007, the Company’s Board of Directors established a bonus schedule, based on individual performance benchmarks to be met.  Any bonuses earned based on the bonus schedule established, are to be accrued for and paid upon Company profitability, and as cash flow permits.  Accordingly, at December 31, 2007, the Company accrued for $622,500 in accrued bonuses payable.  This amount has been recorded in other long term liabilities as the events that will trigger payment is anticipated to occur after the next business cycle or 12 months, whichever is sooner.

7.

RELATED-PARTY TRANSACTIONS

During 2007, the Company entered into promissory notes payable with its Chairman and President, totaling $500,000 and $1,341,500, respectively.  The proceeds obtained were used to acquire two separate properties.  The notes bear interest at 12 percent per annum, with principal and interest due upon maturity in 2009.   In addition, the Company incurred associated debt issue costs, totaling $92,075, which costs are included in debt issue costs payable, totaling $209,576 at December 31, 2007.  These costs are payable upon maturity.

Certain officers of the Company provide office facilities and administrative services to the Company.  During the year ended December 31, 2007, the Company paid $192,000 to other officers or affiliated entities for facilities and administrative services.  As of December 31, 2007, three officers of the Company receive $2,000 per month and one officer of the Company receives $10,000 per month toward reimbursement for these expenses.

During 2006, the Company entered into a sublease agreement with a separate entity, owned by an officer of the Company, for office space.  Pursuant to the terms of the agreement, the Company is required to make monthly payments, totaling $3,430, over a two-year term.  During the twelve month period ended December 31, 2007, the Company incurred $41,160 in costs paid or payable to the officer’s separate entity.

8.

CONSOLIDATION OF SUBSIDIARIES

Effective April 2006, the Company adopted FIN 46(R), resulting in the consolidation of Castle Arch Kingman, LLC (“CAK”).  Accordingly, the Company has eliminated all intercompany transactions.  Members of the Company’s management team effectively control CAK pursuant to its operating agreement, wherein the Company and its managing members have been appointed as the managing member of CAK and, therefore, shall direct, manage and control and have complete authority, power, and discretion in decisions to accomplish the intended business and objectives of CAK.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

8.

CONSOLIDATION OF SUBSIDIARIES (CONTINUED)

The Company intends to fund CAK’s working capital requirements and future operating expenses through a private placement offering, consisting of the placement of 1,200,000 membership units, comprising one preferred and five common units each at $25.00 per membership unit.  The preferred units bear a 6 percent cumulative, noncompounded preferred dividend.

At December 31, 2007, the Company had accrued $419,091 of 6 percent preferred unit distributions payable to preferred units holders of CAK.  The Company may, at its option, at any time, redeem any number of outstanding CAK preferred units at a rate of $25.00 per unit, plus any accrued preferred dividends.  At the close of the offering, the investors of CAK will collectively own all 1,200,000 outstanding preferred units and 50 percent of all outstanding common units, or 6,000,000 units.  The Company will own the other 50 percent of CAK’s common units.  In addition, the Company will receive a management fee of 2 percent of all funds raised on CAK’s behalf.  This intercompany amount is eliminated upon consolidation.  At December 31, 2007, CAK had raised $10,539,244 and, accordingly, had accrued a management fee payable to the Company totaling $210,785.  The minority interest in the Company’s earnings for the twelve month period ended December 31, 2007 totals $367,780, which amount has been recorded for the twelve month period ended December 31, 2007.

In June 2007, the Company consolidated Castle Arch Smyrna, LLC (“CAS”).  Accordingly, the Company has eliminated all intercompany transactions.  CAS was founded in June, 2007 by members and managers of the Company to develop over 615 out of 640 acres of land in the Smyrna, Tennessee area into a residential community.  As of December 31, 2007 the Company had acquired the acreage, totaling $7,613,437, which amount has been recorded in other properties held for investment.

To date, the Company effectively owns 91 percent of all outstanding common units of CAS, and members of the Company’s management team effectively control CAS.  The Company intends on funding CAS’s working capital requirements and future operating expenses through multiple private placement offerings, the first of which consists of the placement of 5,000 membership units, comprised of one common and four preferred A units each at $400.00 per membership unit (see note 1).  The Company may, at its option, at any time, redeem any number of outstanding CAS preferred units at a rate of $100.00 per unit, plus any accrued preferred dividends.  At the close of the offering, the investors of CAS will collectively own all 20,000 of CAS outstanding redeemable preferred A units and approximately 5 percent of CAS authorized common units, or 5,000 units.  The Company will own the other 85 percent of CAS’s common units.  If the Company is successful in raising additional funds, we expect CAS to collectively own all of the outstanding preferred units, and 15 percent of the outstanding common units.  CAS’s minority interest in the Company’s earnings during the twelve month period ended December 31, 2007, totaled $49,684.  This amount has been included in the minority interest recorded on the consolidated statement of operations, totaling $417,464 for the twelve month period ended December 31, 2007.

A reconciliation of the minority interest in CAK and CAS at December 31, 2007 is as follows:

	CAK	CAS	Totals
Beginning balance:	$2,237,329	$-	$2,237,329
Add: Capital raised	7,343,968	3,630,000	10,973,968
Funds received from subscriptions receivable	799,082	-	799,082
Minority interest in common units issued in Company’s subsidiary	366,137	78,000	444,137
Less: Subscriptions receivable	(1,205,900)	(602,000)	(1,807,900)
Minority interest in current year loss	(367,780)	(49,684)	(417,464)
Minority interest in referral fees of Company’s subsidiary	(395,429)	(169,500)	(564,929)
Minority interest in accrued dividend of Company’s subsidiary	(383,552)	(116,695)	(500,247)
Ending balance	$8,393,855	$2,770,121	$11,163,976

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

9.

MEMBERS’ EQUITY

Each membership unit issued to date consists of one common unit and any number of preferred units depending upon the offering.  The Company is authorized to issue up to 50,000,000 common units and 100,000,000 preferred units.

As of December 31, 2006 common units issued and outstanding totaled 26,990,212.  Of this amount, 18,873,073 represents founders’ capital and referral and other consulting fees paid in the form of common units.  The value attributable to the respective common units varies.  Founders’ capital consists of 16,000,000 common units issued and outstanding and was valued at $.001 per unit at inception of the Company.

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

Utilizing this valuation methodology, at December 31, 2007 the Company had issued the following common units to advisory council members, board members, consultants, and as referral fees:

Round	Number of Units Issued	Value per Unit	Total
Round A	38,750	$.50	$19,375
Round B	30,076	1.00	30,076
Round C	124,451	1.50	186,677
Round D	$2,679,796	2.50	6,699,490
Totals	$2,873,073		$6,935,618

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

The Series D preferred units can be redeemed at a price ranging between $2.50 and $5.00 per unit.  The Series D preferred units have preferred dividend rights equal to 8 percent per year on a cumulative noncompounded basis.  These preferred dividends will be paid in cash upon redemption of Series D preferred units and after the return of principal.  Holders of Series D preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series D preferred units at a rate ranging between $2.50 and $5.00 per unit, plus any accrued preferred dividends.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to the Consolidated Financial Statements

9.

MEMBERS’ EQUITY (CONTINUED)

As of December 31, 2007, the Company had accrued $4,716,080 of 8 percent preferred unit distributions payable to preferred unit holders based on the period of time from receipt of funds related to the preferred unit holder’s respective investment to date.  In addition, CAK had accrued $419,091 of 6 percent preferred unit distributions payable at December 31, 2007, and CAS had accrued $116,695 of 14 percent preferred unit distributions payable, resulting in a total preferred dividend payable of $5,251,867 at December 31, 2007.

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

10.

SUBSEQUENT EVENTS

In March, 2007, the Company’s Board of Directors decided to write off previously capitalized nonrefundable deposit and entitlement costs incurred related to a certain project.  The write off was due to changes in the feasibility of the respective project’s success, given certain uncontrollable events.  However, the Company continues to pursue an open dialogue with the local municipality involved and, accordingly, there remains a remote possibility that the project will generate future revenues, resulting in a positive net present value.  As a result of this decision, however, the Company has recorded a loss contingency at December 31, 2007, totaling $715,186.  This amount has been included in impairment losses for the twelve month period ended December 31, 2007.

In January, 2008, the Company obtained title to, and possession of, certain securities that were collateral to the $400,000 in notes receivable that matured in 2007 (see Note 2).  The securities value at the time of receipt totaled approximately $396,000.  After receipt, the Company immediately transferred the securities to a third party entity, which entity is anticipated to act as a registered broker on various Company offerings.  Pursuant to the underlying contract between the Company and the broker, the value of these securities constitute prepaid commissions that will become payable to the broker as earned.  Accordingly, the Company has recorded the securities and their corresponding value as prepaid investment banking fees.

In January, 2008, the Company organized Castle Arch Secured Development Fund, LLC (“CASDF”).  CASDF intends to raise investor monies through a private placement offering, consisting of 12 percent Series A preferred units at $1.00 per preferred unit.  Neither CASDF nor CAREIC has established any maximum amount of subscriptions that may be accepted pursuant to the offering.  With the monies raised, CASDF will invest in certain Company and other third-party projects in exchange for origination fees, monthly interest, and principal repayment over a given term.

The Company is CASDF’s Manager, and owns all common units of CASDF.  CASDF and its operations will be consolidated into the Company going forward, and any intercompany transactions will be eliminated for financial reporting purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)

Management's Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows information about our executive officers and directors as of December 31, 2007:

Name	Age	Position
William Davidson	55	Chairman of the Board of Directors

Kirby D. Cochran	53	Director and Chief Executive Officer

Robert D. Geringer	48	Director and President

Douglas W. Child	47	Director and Chief Financial Officer

Jeff Austin	52	Director and President Of Worldwide Development

William Warwick	71	Director

William H. Davidson, Ph.D., Chairman and independent member of the board of directors, age, 55, began his career in academia, serving as a tenured Professor of Management at the Marshall School of Business, University of Southern California, from 1985 to 1998. He was acknowledged as the most widely-cited academic in the field of international management over the decade spanning 1985 to 1995. Fortune Magazine selected his book “2020 Vision” (with Stan Davis) as the Best Business Book of the Year in 1992. His most recent book, “Breakthrough”, was published by John Wiley Press in 2004.

Mr. Davidson founded MESA Inc., a management-consulting firm acquired by Deloitte & Touche in 1996. MESA's clients included over half of the Fortune 100. As a national partner at Deloitte, he had leadership responsibilities for the telecom consulting practice from 1996-98, when the practice grew by over 900%. Mr. Davidson has served on numerous public and private company boards, and is a managing member of two investment funds and a partner in a Chinese development group. Dr. Davidson earned his B. A. in Economics, M.B.A. and doctorate in Business Administration from Harvard University.

Kirby D. Cochran, chief executive officer and member of the board of directors, age 53, has extensive knowledge and experience investing in growth, emerging growth and established operating companies. He has invested in and developed many real estate projects, and has focused largely upon projects involving raw land. He has served as a director of six investment funds, and managed, led and helped raise over one billion dollars of equity and debt.  He has also developed proprietary capitalization models using debt and equity instruments for the investment, acquisition and operation of several companies.

In addition to real estate, Mr. Cochran has invested in many different industry sectors and types of companies. In 1994, he invested in Covol Technologies (now Headwaters, Inc.) as an angel investor, and in 1995, became President and Chief Operations Officer.

Mr. Cochran holds an M.B.A. from North Dakota State University and is an adjunct professor in the Business and Finance departments at the University of Utah. He teaches courses in finance, business strategy, analysis, growth and venture financing. His teaching has given him the time and ability to develop proprietary capitalization models using debt and equity instruments for the investment, acquisition and operations of companies.

Robert Geringer, president and member of the board of directors, age 48, is an experienced and diversely skilled entrepreneur in a variety of industries, with a particular focus on real estate. He has years of experience as an accomplished tax and business attorney, whereby he gained practical and legal experience in development, finance, taxation, syndications, mergers and acquisitions, and creative financing solutions to maximize real estate values.

He has participated in the management of numerous real estate development companies in locations across the United States, including the formation, development, management and continuing operation of commercial and residential projects in California, New Mexico, Tennessee and Texas. He has served in the roles of officer and director in numerous companies throughout his career.

Mr. Geringer received a B.A. in Economics from UCLA in 1981, a J.D. from Southwestern University School of Law in 1985, and an LL.M. in Tax Law from New York University School of Law in 1986.

Douglas W. Child, chief financial officer and member of the board of directors, age 47, is a partner of Child, Van Wagoner & Bradshaw, PLLC. As the managing member of two other real estate and holding company LLCs, he is experienced in a broad array of real estate areas, including residential development and real estate taxation. His specialties include financial statement and compliance audits for publicly held entities, HUD and RD affordable housing projects, private investment funds, small businesses, and non-profit organizations.

An American Institute of Certified Public Accountants (AICPA) member, Mr. Child has over two decades of audit, tax and management consulting experience with both Ernst & Young and his own firms, and has performed numerous business valuations. His company is registered with the newly formed Public Company Accounting Oversight Board, which qualifies the firm to perform public accounting audits. He is also a licensed mortgage broker with numerous high-level contacts in the real estate industry. He holds a B.S. in Accounting from Utah State University and is a licensed CPA in seven states.

Jeff Austin, president of worldwide development and member of the board of directors, age 52, has over 27 years of experience in real estate, sales, marketing and business infrastructure. His industry experience ranges from real estate to high-tech hardware and software services corporations. He has successfully established and grown companies to high levels of performance with his strong ability to attract strategic partners and build relationships between and within businesses internationally.

Formerly the President of FIS Inc., Mr. Austin led its development and marketing of Enterprise Facility and Portfolio Real Estate Management software products internationally to Fortune 100 companies. Under his guidance, FIS developed application software to manage some of the world’s largest real estate properties for Sprint, Cisco, Verizon, Intel and others. He has also served as VP of Channels for Qwest Communications, as well as VP of Sales for both Corio Inc. and PeopleSoft.

Mr. Austin recently led Castle Arch’s sales teams through the initial capitalization of the company. He continues to guide and shape the international team in delivering highly appealing structured secured investment offerings. He holds a B.S. in Business Marketing from the University of Colorado.

William Warwick, independent member of the board of directors, age 71, is a business consultant with over 40 years of experience, primarily in the telecommunications industry. Mr. Warwick most recently served as Senior Vice President, AT&T, and Chairman and CEO, AT&T China, Ltd. and continues to serve as Chairman, AT&T China.

Mr. Warwick’s experience includes: Board of Directors for the US/China Business Council, Beijing, 1994-1996; Chairman of the Board, American Chamber of Commerce, Beijing, 1995; Board of Trustees, New Jersey Business and Industry Association, 1988-1994; Vice Chairman of the Board, New Jersey Business and Industry Association, 1992-1993; Board of Directors, New Jersey Manufacturers Insurance Company, 1988-1994; Vice Chairman of the Board, New Jersey Manufacturers Insurance Company, 1992-1993; and the Board of Directors, Semiconductor Industry Association, 1987-1993.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that despite the fact that there is no market for its securities, during the fiscal year ended December 31, 2007, Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were not complied with. We expect that within the coming weeks that our Directors, officers, and greater than ten percent beneficial owners will file Form 3’s necessary to fully comply with Section 16(a) filing requirements applicable to each of them.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended December 31, 2007 to our named executive officers is detailed in the following table.

Long-Term Compensation
		Annual Compensation					Awards	Payouts	All Other Compen-sation
Name and Principal Position	Year	Salary(5)		Bonus		Other Annual Compensation	Securities Underlying Options(#)	LTIP Payouts

Kirby D. Cochran (1) Chairman and CEO	2007 2006	$ $	324,000 281,000		$—	$—	—	$—	$—

Robert D. Geringer (2) President	2007 2006	$ $	420,000 281,000		$—	$—	—	$—	$—

Douglas W. Child (3) CFO	2007 2006	$ $	200 ,000 170,000		$—	$—	—	$—	$—

Jeff Austin (4) SVP	2007 2006	$ $	2 78 , 167 170,000	$ $	150,000 75,000	$—	—	$—	$—

1.

Kirby D. Cochran is currently compensated $25,000 per month.

2.

Robert D. Geringer is currently compensated $25,000 per month.

3.

Douglas W. Child is currently compensat ed $15,000 per month.

4.

Jeff Austin is currently compensated $20,833 per month. Mr. Austin was awarded a $250,000 bonus during 2006, of this amount $175,000 was paid during 2007.

5.

Three of our executive officers receive $2,000 per month toward reimbursement for expenses. One officer receives $10,000 per month toward reimbursement for expenses.  These expenses are reflected in the total 2007 salary totals.

Long-Term Incentive Plan Awards/Employment Agreements

During 2007, our Board of Directors established a bonus schedule, based on individual performance benchmarks to be met.  Any bonuses earned based on the bonus schedule established, are to be accrued for and paid upon our profitability, and as cash flow permits.  Accordingly, at December 31, 2007, we accrued for $665,000 in accrued bonuses payable.  This amount has been recorded in other long term liabilities as the events that will trigger payment is anticipated to occur after the next business cycle or 12 months, whichever is sooner.

Our board of directors may adopt, with member approval, an option plan in which up to 20% of our authorized common units may be purchased by employees.  The option plan may provide for the grant of nonstatutory unit options and the grant of unit purchase rights to our employees, non-employee directors, consultants and advisors, and to the employees, non-employee directors, consultants and advisors of subsidiary corporations.  Under the option plan, the exercise price or purchase price may, at the discretion of our board of directors or the committee appointed by the board to administer the option plan, be paid in cash, cash equivalents, promissory notes, surrender of stock, a cashless exercise, past services, cancellation of indebtedness owed to the grantee or any form of payment that is consistent with applicable laws, regulations and rules.

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

Under the consulting agreements, Messrs. Cochran and Geringer are entitled to $25,000 per month, respectively, in compensation. Mr. Austin is entitled to $20,883 and Mr. Child is entitled to $15,000 per month. In addition to their base compensation, each of our officers receives a monthly $2,000 fee for reimbursement of expenses, except for Mr. Geringer who receives $10,000.

Significant Employees

Except for our executive officers, we have no significant employees.

Option Grants

We did not grant any options to our executive officers in the fiscal year ended December 31, 2007.

Option Exercises and Year-End Option Values

None of our executive officers held any options as of December 31, 2007.

Compensation of Our Independent Directors

William Davidson and William Warwick, each of whom are members of our board of directors not serving as executive officers or employees receive director fees of $125,000 and $40,000 per annum, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about the beneficial ownership of our common stock as of December 31, 2007 by:

•

each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•

each of our directors and named executive officers;

•

all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.  The percentage of beneficial ownership of our common units subject to this annual report is based on a total of 27,085,126 common units outstanding as of March 27, 2008. Preferred units which we intend to redeem at prices ranging from $1.00 to $5.00 per unit total 10,344,035 issued and outstanding of which 576,500 or 5.57% are owned by our executive officers.

Name and Address of Beneficial Owner	Number of Common Units Beneficially Owned (1)	Percentage of Class
Kirby D. Cochran (2) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	8,106,167	29.93%
Robert D. Geringer (3) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	4,106,167	15.16%
Jeff Austin (4) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	3,000,000	11.08%
Douglas W. Child (5) 1284 Flint Meadow Dr., Suite D Kaysville, UT 84037	1,075,867	3.97%
William H. Davidson (6) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	1,115,500	4.12%
All current directors and executive officers as a group (5 persons)	17,403,701	60.14%

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

(4)

Jeff Austin is our president of worldwide development and a member of our board of directors and owns a total of 3,167,500 units consisting of 3,000,000 common units and 167,500 preferred units.

(5)

Douglas W. Child is our chief Financial officer and a member of our board of directors and owns a total of 1,115,867 units consisting of 1,075,867 common units and 80,000 preferred units.

(6)

William H. Davidson is the Chairman of our board of directors and owns a total of 1,115,500 common units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Our Officers and Directors

During 2007, we borrowed $500,000 from William Davidson, our Chairman, and $1,341,500 from Robert Geringer, our President, in connection with acquisition of our properties in Rutherford County Tennessee. The notes bear interest at 12 percent per annum, with principal and interest due upon maturity which has been extended to 2009.  In addition, we incurred associated debt issue costs including 5% origination Fees paid to Messrs Davidson and Geringer, totaling $92,075, which costs are included in debt issue costs payable, totaling $209,576 at December 31, 2007.  These costs are payable upon maturity. Our managers deemed that these terms are equal or better than other terms available to us at the time of the transactions.

Our office space is leased from our officers

Several of our officers provide office facilities and administrative services to us.  During the year ended December 31, 2007, we paid $192,000 to officers or their affiliated entities for facilities and administrative services.  During 2007, three of our officers, Messrs. Cochran, Child and Austin receive $2,000 per month and Mr. Geringer received $10,000 per month toward reimbursement for these expenses.

In 2006, we entered into a sublease agreement with Child VanWagoner and Bradshaw, PLLC, which is part owned by Douglas W. Child, our chief financial officer, for office space.  Pursuant to the terms of the agreement, we are required to make monthly payments, totaling $3,430, over a two-year term.  During the twelve month period ended December 31, 2007, we incurred $41,160 in costs paid or payable to the officer’s separate entity. The property is currently sublet to an unrelated third party. We expect the sublease to result in a reduction of our future net outflows in connection with the lease.

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

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the twelve months ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by us for services rendered by Bouwhuis, Morrill & Company, LLC for the years ended December 31, 2007 and December 31, 2006:

	2007	2006
Audit Fees	$14,000	$5,000
Audit-Related Fees	7,288	10,600
Tax Fees	n/a	n/a
All Other Fees	n/a	n/a
Total	$21,288	$15,600

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2008.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

By:	/s/ Kirby D. Cochran
Kirby D. Cochran, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jad Howell
Jad Howell, Principal Financial Officer