Form 10-Q
period 2008-03-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2008-05-21
CIK 1321742

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51230

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

(Exact name of registrant as specified in its charter)

California	20-1077312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9595 Wilshire Blvd. Suite 1000, Beverly Hills, CA 90212

(Address of principal executive offices)

(310) 385-5970

(Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐  .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,289,315 common units and 11,477,059 preferred units, outstanding as of May 20, 2008.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	4

	Unaudited Balance Sheet as of March 31, 2008 and December 31, 2007	5

	Unaudited Statements of Operations for the three month period ended March 31, 2008; and for the three month period ended March 31, 2007; and for the period from inception (April 15, 2004) through March 31, 2008	7

	Unaudited Statements of Cash Flows for the three month period ended March 31, 2008; and for the three month period ended March 31, 2007; and for the period from inception (April 15, 2004) through March 31, 2008	8

	Notes to Unaudited Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

Financial Information

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
ASSETS	2008	2007
Current assets:

Cash and cash equivalents	$244,148	$1,556,730
Interest receivable – current	-	66,435
Notes receivable – current	530,000	383,000
Prepaid expenses and other current assets	-	283,413
Total current assets	774,148	2,289,578

Property, plant and equipment:

Office equipment	62,864	62,864
Less: accumulated depreciation	(22,954)	(19,884)
Net property, plant and equipment	39,910	42,980

Other assets:

Notes receivable – noncurrent	255,000	255,000
Interest receivable – noncurrent	54,493	-
Other properties held for investment	44,809,577	33,805,207
Entitlement costs	6,047	730,000
Other noncurrent assets	3,430	521,233
Total other assets	45,128,547	35,311,440
Total assets	$45,942,605	$37,643,998

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$527,443	$259,396
Accounts payable – related party	83,449	41,750
Other accrued expenses	64,915	58,351
Accrued common units	625,000	727,500
Interest payable – related party	67,981	-
Preferred dividends payable	6,053,608	5,251,867
Notes payable – current	7,605,783	9,010,921
Notes payable – related party	1,933,576	-
Total current liabilities	16,961,755	15,349,785

Long term liabilities:
Notes payable – noncurrent	8,254,894	-
Notes payable – related party, noncurrent	-	1,910,423
Other long term liabilities	622,500	665,000
Minority interest in consolidated LLCs	12,741,501	11,163,976
Total long term liabilities	21,618,895	13,739,399
Total liabilities	38,580,650	29,089,184

Members’ capital:
Common units, 27,139,318, issued and outstanding,
ranging from $.001 to $2.50 per unit	7,330,231	6,951,618
Non-managing members’ units, series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	552,581	567,940
Non-managing members’ units, series B preferred,
2,000,000 units issues and outstanding, $1.00 per unit	1,176,974	1,216,156
Non-managing members’ units, series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	2,095,945	2,188,316
Non-managing members’ units, series D preferred,
5,029,132 units issued and outstanding, $5.00 per unit	19,669,251	18,795,391
Deficit accumulated during the development phase	(23,463,027)	(21,164,607)
Total members’ capital	7,361,955	8,554,814
Total liabilities and members’ capital	$45,942,605	$37,643,998

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

			Cumulative From
	Period From	Period From	April 15, 2004
	January 1, 2008 to	January 1, 2007 to	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Revenues:
Proceeds from sale of property, net
of cost of property sold	$-	$-	$48,041
Total revenues	-	-	48,041

Operating Expenses:
Selling, general and administrative	2,469,238	1,065,009	21,156,814
Depreciation	3,070	1,889	22,954
Costs of terminated purchase agreements	6,970	11,750	1,039,531
Start-up and organizational costs	-	-	55,696
Total operating expenses	2,479,278	1,078,648	22,274,995

Operating loss	(2,479,278)	(1,078,648)	(22,226,954)

Other revenue/(expenses)
Interest income	5,017	25,368	236,415
Interest expense	(253,545)	(178,036)	(1,972,426)
Amortization of debt issue costs	(65,538)	(32,635)	(410,139)

Income/(loss) from continuing operations
before minority interest and cumulative
effect on prior years of new minority
interest method	(2,793,344)	(1,263,951)	(24,373,104)

Minority interest in losses of
consolidated subsidiary	119,324	47,671	575,329

Cumulative effect on prior years of
retroactive application of change
in accounting principle (see Note 3)	334,748	-	334,748

Net loss and deficit accumulated during
the development stage	$(2,339,272)	$(1,216,280)	$(23,463,027)
Accumulated preferred dividends	$(801,741	$(556,701)	$(6,053,608)

Net loss available to common unitholders	$(3,141,013)	$(1,772,981)	$(29,516,635)

Net loss per common unit before
cumulative effect on prior years of
retroactive application of change
in accounting principle	$(.10)	$(.07)

Cumulative effect on prior years of
retroactive application of change
in accounting principle	$(.01)	$-

Net loss per common unit	$(.11)	$(.07)

Weighted average units outstanding	27,028,630	24,064,965

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative
	Period From	Period From	From April 15,
	January 1, 2008 to	January 1, 2007 to	2004 (inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Cash Flows From Operating Activities:
Net loss	$(2,339,272)	$(1,216,280)	$(23,463,027)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	3,070	1,889	22,954
Amortization of debt issue costs	65,538	32,635	410,139
Professional outside services paid in the
form of assets transferred to broker dealer	300,000	-	300,000
Minority interest in losses of subsidiary	(119,324)	(47,671)	(575,329)
Cumulative effect of change on prior years
of retroactive application of change
in accounting principle	(334,748)	-	(334,748)
Professional outside services paid in
the form of common units	250,000	-	7,955,231
Changes in operating assets and liabilities:
Interest receivable	11,942	(24,665)	(54,493)
Prepaid investment banking fees	359,383	10,959	200,000
Other receivable	-	250,000	(255,000)
Prepaid expenses and other assets	3,600	6,526	(3,430)
Accounts payable	268,047	228,056	527,443
Accounts payable – related party	41,699	-	83,449
Other accrued expenses	6,564	(70,314)	689,915
Interest payable – related party	67,981	-	67,981
Properties held for investment	(2,031,814)	(885,393)	(25,255,197)
Net cash used in operating activities	(3,447,334)	(1,714,258)	(39,684,112)

Cash Flows From Investing Activities:
Option, earnest money,
entitlement deposits	-	(48,388)	(536,047)
Additions to notes receivable	-	(65,000)	(500,000)
Purchase of property, plant and equipment	-	-	(62,864)
Net cash used in investing activities	-	(113,388)	(1,098,911)

Cash Flows From Financing Activities:
Proceeds from issuance of member units	1,861,357	1,691,100	44,800,656
Offering costs	(84,505)	(16,250)	(1,600,720)
Proceeds from subscriptions receivable	1,807,900	68,400	-
Repayment of short term debt	(1,450,000)	-	(2,150,000)
Debt issue costs	-	-	(22,765)
Net cash provided by financing activities	2,134,752	1,743,250	41,027,171

Net increase (decrease) in cash and cash
equivalents	(1,312,582)	(84,396)	244,148
Cash at beginning of period	1,556,730	1,500,752	-
Cash at end of period	$244,148	$1,416,356	$244,148

See accompanying notes.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited) Continued

			Cumulative
	Period From	Period From	From April 15,
	January 1, 2008 to	January 1, 2007 to	2004 (inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Non-Cash Investing and Financing Activities:

Issuance of members’ units for subscriptions
receivable	$1,268,447	$2,611,782	$1,268,447
Preferred dividends payable	$801,741	$3,134,795	$6,053,608
Referral fees issued as common units	$76,251	$12,500	$1,244,756
Issuance of notes payable in exchange for
other properties held for investment	$8,257,371	$450,000	$18,021,425
Issuance of notes payable – related party for
other properties held for investment	$-	$-	$1,933,576

Supplemental Disclosures
Cash paid for interest	$240,780	$178,036	$1,972,426

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008 (Unaudited)

1.

METHOD OF REPORTING AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared by the Castle Arch Real Estate Investment Company, LLC (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its most recent Form 10KSB.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

The accompanying consolidated financial statements include the accounts of the Company, as well as the accounts of Castle Arch Kingman, LLC (“CAK”), Castle Arch Smyrna, LLC (“CAS”), and Castle Arch Secured Development Fund (“CASDF”) which entities were created in April, 2006, June, 2007, and January, 2008, respectively.  In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity.  CAK, CAS and CASDF are considered variable interest entities of which the Company is the primary beneficiary.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.

PREPAID INVESTMENT BANKING FEES

During 2007, the Company transferred securities, which it had obtained in connection with two notes receivable, to a third party registered broker dealer (the “BD”) as a prepayment for fees in connection with the BD’s participation in various Company offerings.  At the time of receipt, the readily determinable fair value of the collateral totaled $392,200.  The assets transferred represented partial payment of commissions, investment banking fees and consulting, which the Company incurred for these services in 2008.  Accordingly, at March 31, 2008, the value of the collateral received was recorded as a reduction in prepaid investment banking fees and expensed on the Company’s statement of operations and included in selling, general and administrative expenses.

In addition, the Company had advanced $267,183 to the BD during 2007, which represented prepaid investment banking fees and which was also recorded as such at December 31, 2007.  These payments represented the remaining portion of the consulting and various services to be performed during the period ended March 31, 2008.  Accordingly, a total of $659,383 was recorded as services rendered and included in selling, general and administrative expenses.

.

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008 (Unaudited)

3.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the three month period ended March 31, 2008, the Company changed the method it was using in order to determine the minority interest calculation in the Company’s earnings.  Specifically, during the three month period Castle Arch Real Estate Investment Company (the “Parent”), LLC has been paying substantial operating costs on behalf of its subsidiaries, Castle Arch Kingman, LLC (“CAK”) and Castle Arch Smyrna, LLC (“CAS”).  The consolidated financial statements of prior periods presented only the net losses of the minority interests attributable to costs borne by the subsidiaries themselves.  As a result, the respective subsidiary’s minority interests’ portion of losses incurred within the subsidiary did not properly reflect the economic substance of the relative costs they were incurring in relation to the consolidated entities costs.

Therefore, it was deemed preferable to employ a different method of cost allocation so as to accurately compute the respective subsidiary’s minority interest.   Accordingly, during the three month period ended March 31, 2008, the Company reallocated certain costs, previously borne by CAREIC on the subsidiaries behalf, based on the proportion of the entity’s respective portion of capital raised.

By employing this method of cost allocation the Company will better allocate costs amongst the Parent, CAK and CAS, as the nature of the costs being reallocated are those costs incurred to raise capital through the Company’s respective offerings.  Thus, the approach is deemed preferable by the Company.  The retroactive application of the new method resulting in a cumulative effect of $334,748 is included in the losses for the three month period ended March 31, 2008, has been treated as a cumulative effect of a change in accounting principle with application retroactive to inception recorded as of the beginning of the period in which the change was adopted.

Below are pro forma results of the retroactive application of this change in accounting principle implemented by the Company for the three month period ended March 31, 2008, and from April 15, 2004 (Inception) through March 31, 2008:

For the three months ended March 31, 2008:

	New Method	Prior Method	Effect of Change
Minority interest in losses of
consolidated subsidiaries	$119,324	$31,996	$87,328

The effect of the change on the first quarter of 2008 was to decrease the loss before the cumulative effect of a change in accounting principle by $87,328 and net loss by $422,076 (the sum of the first quarter effect totaling $87,328 and the cumulative effect of $334,748), or $.02 per common unit.

For the period from April 15, 2004 (Inception) through March 31, 2008:

	New Method	Prior Method	Effect of Change
Minority interest in losses of
consolidated subsidiaries	$910,077	$565,840	$344,237

Castle Arch Real Estate Investment Company, LLC

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008 (Unaudited)

3.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The effect of the change on the period from April 15, 2004 (Inception) through March 31, 2008 was to decrease the loss before the cumulative effect of a change in accounting principle by $344,237 and net loss by $678,985 (the sum of the effect from inception totaling $344,237 and the cumulative effect of $334,748).  The proforma amounts reflect the effect of retroactive application on minority interest had the new method been in effect.

4.

MATERIAL TRANSACTIONS

In March, 2008, the Company acquired approximately 450 acres located outside Kingman Arizona, for the purchase price of $9,859,789.  Of this amount, $8,257,371 is reflected by a promissory “note” payable to the seller with the balance having been paid in cash.  Pursuant to the terms of the note, $1,257,371 is due and payable in full on or before April 15, 2008 (see Note 5).  The remaining $7,000,000 will bear interest at 7 percent per annum, payable monthly, with principal and any accrued but unpaid interest due and payable on or before March 21, 2010.

In January, 2008, the Company organized Castle Arch Secured Development Fund, LLC (“CASDF”).  CASDF intends to raise capital through a private placement offering Neither CASDF nor CAREIC has established any maximum amount of subscriptions that may be accepted pursuant to the offering.  CASDF will loan funds to certain Company projects and other third-party projects in exchange for origination fees, monthly interest, and principal repayment over a given term.

During the three months ended March 31, 2008, the Company’s subsidiary, Castle Arch Kingman, LLC (“CAK”) executed a promissory note with CASDF, another consolidated subsidiary, totaling $1,280,000.  The note is secured by 40 acres in Kingman, AZ.  The note bears interest of 12 percent per annum with all principal and  accrued interest  due on or before March 25, 2009.

5.

NOTES PAYABLE

During February and March, 2008, the Company amended two promissory notes in the amount of $1,800,000 and $550,000, respectively.  At the end of the three month period ended March 31, 2008, the Company had repaid $1,700,000 of these amounts.  The notes continue to be in good standing and are being repaid pursuant to their terms.

6.

SUBSEQUENT EVENTS

In April, 2008, the Company sold 60 acres in Kingman, AZ to a third party for $1,680,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Castle Arch Real Estate Investment Company, L.L.C. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

We were organized under the laws of the State of California as a limited liability company on April 12, 2004. We are a residential and commercial land development company with projects located in Arizona, Utah, Tennessee and Wyoming. Our principal activities are securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for the purchase of the properties, improving the properties’ infrastructure and amenities, and selling the properties.

The sub-prime fall out and other financial market downturns and corrections have affected our business. Our management anticipates a continued correction in the housing market. While many parts of the country, including major areas of California, Arizona and Florida, are experiencing severe real estate setbacks, we expect other areas to stay stable or even continue to grow.

We have put a hold on our Coalinga and Firebaugh, California properties due to market issues, and are currently assessing next steps on our Imperial City project. We do, however, believe that these areas hold promise for value creation once the market conditions improve. However, we believe that the properties in Kingman, Smyrna, Tooele and Star Valley should be developed fully as intended. We believe that these markets will remain sufficiently steady and will get an additional boost when the nation’s credit woes begin to lift.

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

ARIZONA: Mohave County

Through Castle Arch Kingman, L.L.C., we own or otherwise have preferential purchase rights for approximately 2,200 acres of raw land just outside the City of Kingman, Arizona. To date we have invested over $15 million to purchase the property parcels, working with our architectural, marketing and engineering teams currently under development. We will take down the remaining property as needed for the project over the course of the next seven years. As of March 31, 2008, the highlights of the project schedule are as follows:

•

Numerous design approvals completed for the Nicklaus™ Design 18-hole Golf Course, Facilities and Club House.

•

Grading permits approved for the Golf Course (May 2008).

•

Scheduled start date for construction of Golf Course and Facilities, July 1, 2008.

•

Golf Course completion now scheduled for October 2009.

•

Scheduled lot sales expected to begin in October 2009.

•

Local project manager selected, with initial contract signed; ready to begin deploying construction crew and equipment

•

Troon™ Golf contracted to manage the Golf Course

•

Approvals and design completed for the first residential community (440 acres), enabling Phase 1 to begin upon approval from Castle Arch management team.

•

Design completed for the entire Kingman development project.

We believe that Mohave County, just 95 miles southeast of downtown Las Vegas, will continue to be one of the fastest growing in Arizona. Our feasibility studies indicate significant potential for new job creation in manufacturing, distribution, recreation and tourism, as well as from services to meet the needs of an influx of retirees and first-time homeowners.

We anticipate that the development may ultimately provide between 5,000 and 7,000 residential home sites, with over 90 acres of commercial retail servicing the Master Community. We anticipate that the development will contain up to eight different planned communities, ranging from senior living residences to active young adult villages, with recreational amenities including swimming and exercise facilities and over 21 miles of walking trails throughout the planned environmental development.

We are continuing to negotiate our Development Agreement with Mohave County, which will provide for the Master Plan of the community and confirm entitlements for the next 20 years. Overall, we have taken the necessary extra steps to provide the City of Kingman with their first Planned Master Community.

WYOMING: Star Valley/Thayne

As of March 31, 2008, we have continued to make progress in our Sunset Meadows project in Star Valley, Wyoming. We anticipate that lot sales will commence in 2008. Plans for the project comprise approximately 200 residential units, including fourplexes, duplexes and single-family homes.

Despite the nationwide credit crunch and real estate downturns, the Star Valley project has been progressing as expected. Notably, we have incurred no additional material expenses outside of the project budget, and the County has been very accommodating with approvals. While we are in the process of obtaining some necessary and planned for financing for the project, and the credit crunch has in fact impacted the terms we can anticipate now as compared to a year ago, we are progressing according to plan.

TENNESSEE: Smyrna/Rutherford County

During the three month period ended March 31, 2008, we continued to make progress on development of the 640 acres of land near the town of Smyrna, Tennessee, located in rapidly growing Rutherford County. The area has seen significant annual growth of 5% to 7% over the last several years, and in fact has experienced stable and controllable population and economic increases over the past 25 years. These trends and other favorable aspects drawn from comprehensive risk analysis performed on this and all Castle Arch projects has led us to move forward with the Smyrna property. Some project updates include:

•

Beginning on or shortly after August 1, 2008, we will design and build the sewer lines to the property (approximately nine months to complete).

•

Infrastructure for lot development will begin concurrently sewer lines.

•

We have approval to hire the local project management team.

•

City planners are requiring an additional 15 acres to be purchased for retail development.

We intend to develop the property into a residential community with a mixture of product types including some neighborhood commercial retail stores and other businesses, and we are on schedule as planned for sales that should coincide with the national real estate market’s return to health. We have three Letters of Intent from major production builders in the area to move forward in purchasing the estimated 754 finished lots from us.

UTAH: Tooele County

We have continued to move forward during the three month period ended March 31, 2008 with working the 347 acres of raw land in Tooele County, Utah through the entitlement process.  The development is currently anticipated to contain approximately 725 lots and leave over 40% of the total acreage as open space, thereby qualifying it as a Conservation Development. We have experienced a number of delays in connection with the Tooele project. Nevertheless, barring unforeseen delays, we currently expect to have our completed entitlements by October of this year.

We targeted the Tooele area because of its sustained growth. According to the most recent US Census, Tooele’s population and economy is growing rapidly, and was rated one of the top job creation cities in the United States by CNN Money (July 2007), which reported 2000-2006 job growth in the Tooele area at 112.5%.

Since its inception in 1850, Tooele has always been a mining area, but today scientific and technical fields are blossoming, too. The county (one of the first in Utah) is near full employment and wages are growing at an above average rate. A key driver to this is a plan by Pittsburgh based Allegheny Technologies Inc. to build a $325 million metals plant that will employ 150 people at an average salary of $45,000.

Our project lies at the northern end of the Tooele municipality, along the major highway to and from Salt Lake City. As part of our project we will have an elementary school and church. In close proximity to our development are community amenities and shopping, including a Wal-Mart Supercenter, two supermarkets and a Home Depot. We believe this project is yet another example of Castle Arch’s focus on high-growth areas that are only minimally affected by market downturns.

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

CASDF

In response to the contraction in money lending by many national institutions, in January, 2008, we organized Castle Arch Secured Development Fund, LLC (“CASDF”).  CASDF intends to raise capital through a private placement offering, consisting of 12 percent Series A preferred units at $1.00 per preferred unit.  CASDF intends to loan funds to certain of our projects and other third-party projects in exchange for origination fees, monthly interest, and principal repayment over a given term. The finances of CASDF are consolidated into our financials as a subsidiary.

During the three months ended March 31, 2008, CASDF lent $1,280,000 to another of our subsidiaries, Castle Arch Kingman, LLC (“CAK”).  The note is secured by 40 acres in Kingman, AZ.  The note bears interest of 12 percent per annum, and principal together with all accrued interest is due on or before March 25, 2009.

Revenues

We had no revenues in the three-month ended March 31, 2008. Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in 2008. However, we also expected revenues in the past that have yet to materialize, in part due to disruptions in the real estate and finance markets. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $2,469,238 during the three-month period ended March 31, 2008, compared to $1,065,009 during the comparable three-month period ended March 31, 2007. The increase in operating expenses is primarily attributable to increased salaries of our executive officers and additional employees, office costs, professional services. We anticipate that our general and administrative expenses to level off in the coming three-months due to some internal austerity measures. However, we expect a continuation of entitlement activities on a number of property projects discussed above. We do not anticipate significant revenues during the next three months, however, we do expect limited revenues from the sale of an undeveloped land parcel. We also expect revenues in the next twelve months derived from the sale of entitled residential building lots out of the Wyoming property.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $244,148, compared to $1,556,730 at March 31, 2007. Our decreased cash balance as of March 31, 2008 is largely attributable to deployment of capital to meet selling, general and administrative expenses and to secure rights to real property.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2008, we received $354,365 from the sale of our common and preferred D member units to 22 persons. In addition, our consolidated subsidiary Castle Arch Smyrna, LLC received $566,000 from the sale of its common and preferred A member units to 9 persons. Finally, our consolidated subsidiary Castle Arch Secured Development Fund, LLC received $1,036,091 from the sale of its preferred A member units to 30 persons.  We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common and preferred unit certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

During the three month period ended March 31, 2008, Jad Howell, Age 29, our controller, was appointed to serve as our principal financial officer charged with the duty of reviewing and attesting to our SEC filings and making certifications required by law. Mr. Howell has served as our controller since 2005. Prior to joining Castle Arch, Mr. Howell was worked in the Richmond Virginia office of Deloitte & Touche, an audit, tax, consulting, and financial advisory services firm. Prior to Deloitte & Touche, Mr. Howell was a financial analyst at CB Richard Ellis, the world's largest commercial real estate services company during 2003 and 2004.  Mr. Howell has a B.S. in accounting from the University of Utah and a Master is accounting from The College of William and Mary in Williamsburg, Virginia. Mr. Howell is a CPA and a member of the AICPA.

Douglas Child, our CFO, who has historically signed the certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 entered into a stipulation with the SEC in November 2007 wherein Mr. Child agreed to a prohibition from practicing before the SEC as an accountant as a result of an alleged SEC Rule 102(e) violation in connection with Mr. Child's audit work with an entity unrelated to Castle Arch. A final order from the SEC is pending. As a result of the stipulation, we take the position that it may not be appropriate for Mr. Child to review or sign our SEC reports, and therefore may not appropriate for him to sign the Sarbanes Oxley certifications. As a result, Mr. Howell was appointed and charged with the responsibility of acting as our principal financial officer.

Item 6.  Exhibits required by Item 601 of Regulation S-K.

(a)

Exhibits (filed with this report unless indicated below)

Exhibit 3.1*

Articles of Organization Dated April 12, 2004

Exhibit 3.2*

Amended Operating Agreement Dated 7/21/04

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

Exhibit 32.1

Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on March 30, 2005, and incorporated herein by this reference.

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  May 20, 2008

By: /s/ Kirby D. Cochran

Kirby D. Cochran,

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Jad Howell

Jad Howell,

Principal Financial Officer