Form 10-Q
period 2008-06-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2008-08-14
CIK 1321742

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o No o.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,730,646 common units and 11,687,390 preferred units, outstanding as of August 12, 2008.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

- INDEX -

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

The results for the period ended June 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

Castle Arch Real Estate Investment Company, LLC

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash	$2,806,774	$1,556,730
Interest receivable – current	-	66,435
Notes receivable – current	-	383,000
Prepaid expenses and other current assets	10,000	279,983
Total current assets	2,816,774	2,286,148

Property, plant and equipment:
Office equipment	52,860	62,864
Less: accumulated depreciation	(19,689)	(19,884)
Net property, plant and equipment	33,171	42,980

Other assets:
Properties held for investment	43,340,244	34,520,393
Land deposits	579,500	530,000
Entitlement costs	21,161	6,047
Notes receivable – noncurrent	255,000	255,000
Interest receivable – noncurrent	62,122	-
Other noncurrent assets	3,430	3,430
Total other assets	44,261,457	35,314,870
Total assets	$47,111,402	$37,643,998

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$291,929	$259,396
Accounts payable – related party	-	41,750
Other accrued expenses	210,542	58,351
Accrued common units	-	727,500
Interest payable	71,644	-
Interest payable – related party	84,958	-
Notes payable – current	7,214,054	9,010,921
Notes payable, related party – current	1,743,576	-
Preferred dividend payable	6,972,714	5,251,867
Total current liabilities	16,589,417	15,349,785

Long term liabilities:
Notes payable – noncurrent	11,461,773	-
Notes payable, related party – noncurrent	-	1,910,423
Other noncurrent liabilities	665,000	665,000
Minority interest in consolidated LLCs	11,864,881	11,163,976
Total long term liabilities	23,991,654	13,739,399
Total liabilities	40,581,071	29,089,184

Members’ Capital:
Common units, 27,588,066, issued and outstanding,
ranging from $.001 to $2.50 per unit	9,183,488	6,951,618
Non-managing members’ units, Series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	532,636	567,940
Non-managing members’ units, Series B preferred,
2,000,000 units issued and outstanding, $1.00 per unit	1,137,084	1,216,156
Non-managing members’ units, Series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	2,060,125	2,188,316
Non-managing members’ units, Series D preferred,
4,949,532 units issued and outstanding, $5.00 per unit	19,305,405	18,795,391
Non-managing members’ units, Series E preferred,
70,486 units issued and outstanding, $10 per unit	576,548	-
Retained deficit	(26,264,955)	(21,164,607)
Total members’ capital	6,530,331	8,554,814
Total liabilities and members’ capital	$47,111,402	$37,643,998

See accompanying notes to the consolidated financial statements (unaudited).

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Operations (Unaudited)

	For the	For the	For the	For the
	Six Months	Six Month	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Sales	$1,980,000	$-	$1,980,000	$-
Cost of sales	1,980,000	-	1,980,000	-
Net revenues	-	-	-	-

Operating expenses:
Selling, general and administrative	4,592,379	2,222,517	2,215,854	1,140,295
Depreciation	6,397	3,778	3,327	1,889
Costs of terminated purchase agreements	-	11,750	-	-
Total operating expenses	4,598,776	2,238,045	2,219,181	1,142,184

Operating loss	(4,598,776)	(2,238,045)	(2,219,181)	(1,142,184)

Other revenues / (expenses)
Interest income	55,340	63,784	49,564	38,416
Interest expense	(771,240)	(371,764)	(517,716)	(228,016)
Amortization of debt issue costs	(79,113)	(40,072)	(11,075)	(5,554)
Loss on disposal of fixed assets	(8,765)	-	(8,765)	-

Income / (loss) from continuing operations
before minority interest and cumulative
effect of change in accounting principle	(5,402,554)	(2,586,097)	(2,707,173)	(1,337,338)

Minority interest in losses of consolidated
Subsidiaries	308,206	283,029	188,882	122,433

Cumulative effect of change in
accounting principle	334,748	-	-	-

Net loss	$(4,759,600)	$(2,303,068)	$(2,518,291)	$(1,214,905)

Accumulated preferred dividends	$(1,720,848)	$(1,152,871)	$(919,106)	$(624,537)

Net loss available to common unitholders	$(6,480,448)	$(3,455,939)	$(3,437,397)	$(1,839,442)

Net loss per common unit before cumulative
effect of change in accounting principle	$(.24)	$(.14)	$(.13)	$(.07)

Cumulative effect of change in accounting
principle	$.01	$-	$-	$-

Net loss per common unit	$(.23)	$(.14)	$(.13)	$(.07)

Weighted average units outstanding	26,614,830	24,133,874	27,344,532	24,202,782

See accompanying notes to the consolidated financial statements (unaudited).

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months	For the Six Months
	Ended June 30, 2008	Ended June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(4,759,600)	$(2,303,068)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,397	3,778
Amortization of debt issue costs	79,113	40,072
Loss on disposal of fixed assets	8,765	-
Professional outside services paid in the
form of assets transferred to broker dealer	300,000	-
Minority interest in losses of subsidiaries	(308,206)	(283,029)
Cumulative effect of change in accounting
principle	(334,748)	-
Professional outside services paid in the form
of common units	1,431,646	78,750
Changes in operating assets and liabilities:
Interest receivable	4,313	(43,414)
Prepaid investment banking fees	359,383	-
Prepaid expenses and other assets	(6,400)	244,526
Accounts payable	32,533	(17,952)
Accounts payable – related party	(41,750)	-
Other accrued expenses	152,191	(6,363)
Interest payable	71,644	-
Interest payable – related party	84,958	-
Properties held for investment	(1,819,851)	(1,978,924)
Net cash used in operating activities	(4,739,612)	(4,265,624)

Cash Flows From Investing Activities:
Land deposits	(49,500)	(1,377,361)
Entitlement costs	(15,114)	-
Additions to notes receivable	-	(146,383)
Purchase of property, plant and
equipment	(5,353)	(1,778)
Net cash used in investing activities	(69,967)	(1,525,522)

Cash Flows From Financing Activities:
Proceeds from issuance of member units	554,693	4,217,199
Offering costs	(173,916)	(54,530)
Proceeds from subscriptions receivable	3,259,900	867,482
Proceeds from notes payable	5,443,164	-
Repayment of notes payable	(3,024,218)	-
Debt issue costs	-	(36,191)
Net cash provided by financing activities	6,059,623	4,993,960
Net increase (decrease) in cash	1,250,044	(797,186)
Cash at beginning of period	1,556,730	1,500,652
Cash at end of period	$2,806,774	$703,466

See accompanying notes to the consolidated financial statements (unaudited).

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited) Continued

	For the Six Months	For the Six Months
	Ended June 30, 2008	Ended June 30, 2007
Non-Cash Investing and Financing Activities:

Issuance of members’ units for subscriptions
receivable	$2,064,340	$3,788,756
Preferred dividends payable	1,720,847	1,152,871
Referral fees issued as common units	72,724	4,000
Issuance of notes payable in exchange for
other properties held for investment	7,000,000	-

Supplemental Disclosures
Cash paid for interest	$713,929	$288,335

See accompanying notes to the consolidated financial statements (unaudited).

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

1.  METHOD OF REPORTING AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared by Castle Arch Real Estate Investment Company, LLC (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its most recent Form 10KSB.  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

The accompanying consolidated financial statements include the accounts of the Company, as well as the accounts of Castle Arch Kingman, LLC (“CAK”), Castle Arch Smyrna, LLC (“CAS”), and Castle Arch Secured Development Fund (“CASDF”) which are entities that were created in April, 2006, June, 2007, and January, 2008, respectively.  In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity.  CAK, CAS and CASDF are considered variable interest entities of which the Company is the primary beneficiary.  Accordingly, all intercompany accounts and transactions have been eliminated in the consolidated condensed financial statements.

2.  MATERIAL TRANSACTIONS

During the three month period ended June 30, 2008, the Company entered into two separate Land Sale Agreements, wherein the Company sold 72 acres for $1,980,000.  Subsequently, the Company entered into Purchase Agreements, pursuant to which the Company, at its sole discretion, may elect to repurchase the land at specified values in the future.

In May, 2008, one of the Company’s lenders (“Lender”), was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver.  At the time of the closure, the Company had two Promissory Notes outstanding with the Lender, totaling $5,380,193 and $1,466,361, respectively.  In June, 2008, both Promissory Notes became due and payable.  Prior to such closure, the Company was engaged in discussions with the Lender regarding extension of the Notes.  The Company is communicating directly with the FDIC regarding the offered extensions and/or repayment of the Promissory Notes’ principal amounts.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

2.  MATERIAL TRANSACTIONS (CONTINUED)

During the three months ended June 30, 2008, the Company entered into a Purchase Agreement to acquire water rights.  Accordingly, the Company made a $150,000 deposit, which is to be applied towards the ultimate purchase price at the time of the scheduled closing.  This amount has been recorded in properties held for investment for the six month period ended June 30, 2008.

During the three months ended June 30, 2008, the Company executed a Promissory Note in the principal amount of $390,000.  The Note is secured by 40 acres of land acquired by the Company during 2007.  Pursuant to the terms of the Note, principal and unpaid interest is due and payable on or before May 1, 2013.  The note bears interest at 7.25 percent per annum, and amortizes over 240 months.  Furthermore, an officer of the Company personally guaranteed the note.

In June, 2008, the Company commenced a $5,000,000 private placement offering, consisting of 500,000 investment units.  Each investment unit comprises one common unit, and one 8 percent cumulative preferred series E unit.  The purchase price per investment unit is $10.00.  The offering will terminate upon the earlier of the date on which all 500,000 of the investment units being offered are subscribed for or on December 1, 2008, whichever occurs first.  The offering may be extended for up to two additional ninety – day periods, at the Company’s discretion.

During the three months ended June 30, 2008, the Company raised $3,132,145 through its subsidiary, Castle Arch Secured Development Fund, LLC (“CASDF”).  In exchange for the amounts raised, CASDF issued 3,132,145 twelve (12) percent Series A preferred units, which have been reported as long – term notes payable at June 30, 2008 on the Company’s consolidated balance sheet.

3.  DEVELOPMENT STAGE ENTERPRISE

Prior to March 31, 2008 the Company had yet to receive significant revenues from its planned principal operations and, therefore, it was considered a development stage enterprise as per the Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  Moreover, the Company’s activities were primarily devoted to raising capital and acquiring operating assets, in addition to other efforts devoted to establishing its business.

During the three month period ended June 30, 2008, the Company sold 72 acres for $1,980,000 (see Note 2).   As a result of the sale, the Company is no longer considered a development stage enterprise and, therefore, the Company’s financial statements are no longer identified as those of a development stage enterprise.  In addition, certain descriptive captioning and disclosure, specific to development stage enterprises, has been omitted from the Company’s financial statements at June 30, 2008.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

4.  SUBSEQUENT EVENT

In August, 2008, and subsequent to the three month period ended June 30, 2008, SNB Development, a third party borrower of the Company, filed for bankruptcy in Texas State court.  We have been actively pursuing efforts to collect our loans to SNB Development secured by property in Lyndale, Texas, and to further protect and pursue our interests through the bankruptcy process.

As the bankruptcy of SNB Development recently occurred, the Company continues to assess the impact of the event for purposes of Statement of Financial Accounting Standards 5.  Accordingly, for the three month period ended June 30, 2008, the Company has determined that disclosure of the event is appropriate.

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

The sub-prime fall out and other financial market downturns and corrections have affected our business. Our management anticipates a continued correction in the housing market. While many parts of the country, including major areas of California, Arizona and Florida, are experiencing severe real estate setbacks, we expect other areas to stay stable or even continue to grow.  Improvement of our properties in the vicinities of Kingman Arizona, Smyrna Tennessee, Tooele Utah and Star Valley Wyoming are progressing. We believe that these markets will remain sufficiently steady and will get an additional boost when the nation’s credit woes begin to lift.

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

ARIZONA: Mohave County

Through Castle Arch Kingman, L.L.C., we own or otherwise have preferential purchase rights for approximately 2,200 acres of raw land just outside the City of Kingman, Arizona. To date we have invested over $15 million to purchase the property parcels, working with our architectural, marketing and engineering teams currently under development. We will take down the remaining property as needed for the project over the course of the next seven years. As of June 30, 2008, the current highlights of the project schedule are as follows:

•          Master Plan Design Completed

•          Project Manager was hired in April 2008

•          Scheduled start date for development of Major On-Site Improvements including drainage August, 2008 followed in schedule by construction of Grace Neal Parkway, other access roads and collector streets.

•          Scheduled lot development can begin as early as first quarter 2009, subject to management’s evaluation of the real estate environment and builder needs for inventory.

•          Design completed for the Nicklaus™ Design 18-hole Golf Course and Facilities.

•          Troon™ Golf has been hired to manage the Golf Course and Facilities

•           Development of Golf Course and Facilities scheduled to commence as early as 2009 subject to management decisions based on market conditions.

WYOMING: Star Valley/Thayne

As of June 30, 2008, we have continued to make progress in our Sunset Meadows project in Star Valley, Wyoming. We continue to anticipate that lot sales will commence in 2008. Plans for the project comprise of approximately 200 residential units, including fourplexes, duplexes and single-family homes.

TENNESSEE: Smyrna/Rutherford County

During the three month period ended June 30, 2008, we continued to make progress on development of the 640 acres of land near the town of Smyrna, Tennessee, located in rapidly growing Rutherford County. The area has seen significant annual growth of 5% to 7% over the last several years, and in fact has experienced stable and controllable population and economic increases over the past 25 years. Smyrna continues to be a relatively high job growth area. During the period ended June 30, 2008, we continued to work out details with local governments in connection with the allocation of cost, and the design and build-out of the sewer lines to the property. We presently expect to commence construction of sewer improvements in October 2008. The sewer build-out is estimated to take approximately nine to twelve months to complete.

UTAH: Tooele County

We have continued to move forward during the three month period ended June 30, 2008 with working the 347 acres of raw land in Tooele County, Utah through the entitlement process.  The development is currently anticipated to contain approximately 725 lots and leave over 40% of the total acreage as open space, thereby qualifying it as a Conservation Development. We have experienced a number of delays in connection with the Tooele project. In the past three month period, we made a $150,000 deposit toward the purchase of additional water shares. We now own outright or have purchase rights to sufficient water necessary to service the project.

Financial Statements

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

Revenues

During the three month period ended June 30, 2008, our Kingman affiliate sold land for $1,980,000. The cost of the land was $1,980,000. The purpose of the sale of land was to create working capital for us. Other than the sale of land at cost, we had no revenues in the three-month period ended June 30, 2008. Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in 2008. However, we also expected revenues in the past that have yet to materialize, in part due to disruptions in the real estate and finance markets. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $2,215,854 during the three-month period ended June 30, 2008, compared to $1,140,295 during the comparable three-month period ended June 30, 2007. Our operating selling, general and administrative expenses totaled $4,592,379 during the six-month period ended June 30, 2008, compared to $2,222,517 during the comparable six-month period ended June 30, 2007. The increase in operating expenses during these periods is primarily attributable to additional employees, office costs, professional services in connection with expanded operations as well as significant non-cash expenses incurred as a result of common units issued for services rendered. Specifically, in the six month period ended June 30, 2008, we have issued common units as compensation valued at $1,431,646 as opposed to common units worth only $78,750 in all of 2007. We anticipate that our general and administrative expenses to level off in the coming three-months due to continued internal austerity measures. However, we expect a continuation of entitlement activities on a number of property projects discussed above. We do not anticipate significant revenues during the next three months, however, we do expect limited revenues from the sale of undeveloped land parcels by our Kingman subsidiary. We also expect revenues in the next twelve months in connection with the sale of residential building lots in connection with the Star Valley Wyoming project.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $2,806,774, compared to $703,466 at June 30, 2007. Our increased cash balance as of June 30, 2008 is largely attributable to sale of equity by the company and by our affiliates and in connection with proceeds from third party investment into our Development Fund.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2008, we received $252,790 from the sale of our common and preferred D member units to 12 persons. In addition, our consolidated subsidiary Castle Arch Smyrna, LLC received $549,000 from the sale of its common and preferred A member units to 6 persons, and $394,000 from the sale of its common and preferred B member units to 6 persons.   Our Castle Arch Kingman, LLC consolidated affiliate received $50,000 from the sale of its common and preferred A member units to 1 person.  Finally, our consolidated subsidiary Castle Arch Secured Development Fund, LLC received $3,862,995 from the sale of its preferred A member units to 57 persons.   We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common and preferred unit certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

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

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  August 12, 2008

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Jad Howell

Jad Howell, Principal Financial Officer