Form 10-Q
period 2008-09-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2008-11-14
CIK 1321742

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o No o.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,987,935 common units and 11,891,179 preferred units, outstanding as of November 13, 2008.

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

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

Castle Arch Real Estate Investment Company, LLC

Consolidated Financial Statements (Unaudited)

Index to Consolidated Financial Statements (Unaudited)

For the nine month period ended September 30, 2008

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	5

Statements of Operations (Unaudited) for the three month period ended September 30, 2008; and for the three month period ended September 30, 2007; and for the nine month period ended September 30, 2008; and for the nine month period ended September 30, 2007;	6

Statements of Cash Flows (Unaudited) for the nine month period ended September 30, 2008; and for the nine month period ended September 30, 2007;	7

Notes to the Consolidated Financial Statements (Unaudited)	9

Castle Arch Real Estate Investment Company, LLC

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash	$3,147,789	$1,556,730
Interest receivable – current	-	66,435
Notes receivable – current	-	383,000
Prepaid expenses and other current assets	49,888	279,983
Total current assets	3,197,677	2,286,148

Property, plant and equipment:
Office equipment	60,316	62,864
Less: accumulated depreciation	(20,983)	(19,884)
Net property, plant and equipment	39,333	42,980

Other assets:
Properties held for investment	44,300,667	34,520,393
Land deposits	99,000	530,000
Entitlement costs	-	6,047
Notes receivable – noncurrent	255,000	255,000
Interest receivable – noncurrent	69,835	-
Other noncurrent assets	-	3,430
Total other assets	44,724,502	35,314,870
Total assets	$47,961,512	$37,643,998

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$549,629	$259,396
Accounts payable – related party	-	41,750
Other accrued expenses	154,414	58,351
Accrued common units	-	727,500
Interest payable	551,041	-
Interest payable – related party	128,952	-
Notes payable – current	6,846,554	9,010,921
Notes payable, related party – current	518,576	-
Total current liabilities	8,749,166	10,097,918

Long term liabilities:
Preferred dividend payable	8,012,539	5,251,867
Notes payable – noncurrent	7,365,941	-
Notes payable, related party – noncurrent	-	1,910,423
CASDF Series A Preferred (See Note 2)	5,692,804	-
Other noncurrent liabilities	665,000	665,000
Minority interest in consolidated LLCs	11,854,781	11,163,976
Total long term liabilities	33,591,065	18,991,266
Total liabilities	42,340,231	29,089,184

Members’ Capital:
Common units, 27,830,449, issued and outstanding, ranging from $.001 to $2.50 per unit	8,167,463	6,951,618
Non-managing members’ units, Series A preferred, 1,000,000 units issued and outstanding, $1.00 per unit	512,885	567,940
Non-managing members’ units, Series B preferred,2,000,000 units issued and outstanding, $1.00 per unit	1,091,047	1,216,156
Non-managing members’ units, Series C preferred,3,300,000 units issued and outstanding, $1.00 per unit	1,988,683	2,188,316
Non-managing members’ units, Series D preferred,4,949,532 units issued and outstanding, $5.00 per unit	18,794,433	18,795,391
Non-managing members’ units, Series E preferred,70,486 units issued and outstanding, $10 per unit	3,466,289	-
Retained deficit	(28,399,519)	(21,164,607)
Total members’ capital	5,621,281	8,554,814
Total liabilities and members’ capital	$47,961,512	$37,643,998

See accompanying notes to the consolidated financial statements (unaudited).

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Revenues:
Sales	$-	$-	$1,980,000	$-
Cost of sales	-	-	1,980,000	-
Net revenues	-	-	-	-

Operating expenses:
Compensation paid in the form
of common units	290,000	3,125,000	438,000	3,399,800
Selling, general and administrative	1,321,211	1,460,181	5,070,640	3,403,568
Depreciation	1,294	2,792	7,690	6,571
Costs of terminated projects	579,731	59,064	588,806	70,814
Total operating expenses	2,192,236	4,647,037	6,105,136	6,880,753

Operating loss	(2,192,236)	(4,647,037)	(6,105,136)	(6,880,753)

Other revenues / (expenses)
Interest income	18,363	3,142	32,825	66,163
Interest expense	(649,990)	(253,638)	(1,380,877)	(626,201)
Amortization of debt issue costs	(33,691)	(60,092)	(112,804)	(100,163)
Loss on disposal of fixed assets	-	-	(8,765)	-

Income / (loss) from continuing operations
before minority interest and cumulative
effect of change in accounting principle	(2,857,554)	(4,957,625)	(7,574,757)	(7,540,954)

Minority interest in losses of consolidated
Subsidiaries	33,388	82,962	341,594	326,425

Cumulative effect of change in
accounting principle	-	-	334,748	-

Net loss	$(2,824,166)	$(4,874,663)	$(6,898,415)	$(7,214,529)

Accumulated preferred dividends	$(1,039,825)	$(688,174)	$(2,760,672)	$(1,869,412)

Net loss available to common unit holders	$(3,863,991)	$(5,562,837)	$(9,659,087)	$(9,083,941)

Net loss per common unit before cumulative
effect of change in accounting principle	$(.14)	$(.22)	$(.36)	$(.37)

Cumulative effect of change in accounting
principle	$-	$-	$.01	$-

Net loss per common unit	$(.14)	$(.22)	$(.35)	$(.37)

Weighted average units outstanding	27,438,085	25,094,995	27,808,051	24,377,658

See accompanying notes to the consolidated financial statements (unaudited).

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(6,898,415)	$(7,214,529)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	7,690	6,571
Amortization of debt issue costs	112,804	100,163
Loss on disposal of fixed assets	8,765	-
Professional outside services paid in the
form of assets transferred to broker dealer	300,000	-
Minority interest in losses of subsidiaries	(341,594)	(326,425)
Cumulative effect of change in accounting
principle	(334,748)	-
Professional outside services paid in the form
of common units	438,000	3,399,800
Changes in operating assets and liabilities:
Interest receivable	(3,400)	(35,334)
Prepaid investment banking fees	359,383	-
Prepaid expenses and other assets	(46,458)	50,003
Accounts payable	290,354	(304,859)
Accounts payable – related party	(41,750)	-
Other accrued expenses	127,472	25,546
Interest payable	520,848	219,548
Interest payable – related party	128,952	-
Properties held for investment	(2,118,290)	(6,135,467)
Net cash used in operating activities	(7,490,387)	(10,214,983)

Cash Flows From Investing Activities:
Land deposits	(99,000)	(500,000)
Entitlement costs	-	(14,989)
Additions to notes receivable	-	(171,383)
Purchase of property, plant and
equipment	(12,808)	(18,142)
Net cash used in investing activities	(111,808)	(704,514)

Cash Flows From Financing Activities:
Checks drawn in excess of bank balance	-	19,699
Proceeds from issuance of member units	3,991,698	8,730,231
Offering costs	(322,133)	(164,260)
Proceeds from subscriptions receivable	3,259,900	867,482
Proceeds from notes payable	5,661,526	-
Repayment of notes payable	(1,850,000)	-
Repayment of notes payable – related party	(1,390,000)	-
Debt issue costs	(157,737)	(34,307)
Net cash provided by financing activities	9,193,254	9,418,845
Net increase (decrease) in cash	1,591,059	(1,500,652)
Cash at beginning of period	1,556,730	1,500,652
Cash at end of period	$3,147,789	$-

See accompanying notes to the consolidated financial statements (unaudited).

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited) Continued

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2008	2007

Non-Cash Investing and Financing Activities:

Issuance of members’ units for subscriptions
receivable	$1,205,000	$2,094,300
Preferred dividends payable	2,760,672	1,869,412
Referral fees reinvested in the form of members’
units	18,830	-
Accrued referral fees	-	52,500
Referral fees issued as common units	50,345	126,828
Issuance of notes payable in exchange for
other properties held for investment	7,000,000	4,397,506

Supplemental Disclosures:

Cash paid for interest	$-	$555,093

See accompanying notes to the consolidated financial statements (unaudited).

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

1.  METHOD OF REPORTING AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared by Castle Arch Real Estate Investment Company, LLC (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its most recent Form 10KSB.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

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

2.  MATERIAL TRANSACTIONS

In February and May, 2008, the Company entered into two separate Land Sale Agreements, wherein the Company sold 60 and 12 acre parcels of land for $1,680,000 and $300,000, respectively.  Subsequently, the Company entered into Purchase Agreements, pursuant to which the Company, at its sole discretion, may elect to repurchase the land at specified values in the future.  Furthermore, the Company is obliged to incur quarterly deposits throughout the term of the Purchase Agreements, which deposits are nonrefundable and are to be applied towards the respective ultimate purchase price, should the Company elect to make the purchases.  Accordingly, during the three month period ended September 30, 2008, the Company incurred deposits totaling $42,000 and $7,500, respectively.

In May, 2008, one of the Company’s third party lenders (the “Lender”), was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) was named as receiver.  At the time of the closure, the Company had two Promissory Notes outstanding with the Lender, totaling $1,466,361 and $5,380,193, respectively.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

2.  MATERIAL TRANSACTIONS (CONTINUED)

During the three month period ended September 30, 2008, the Company continued its dialogue with the FDIC regarding modification of certain terms of the Promissory Notes.  It is anticipated that the Promissory Notes will be sold by the FDIC during the three months ended December 31, 2008, and that the Company will continue its dialogue with the future buyer.  As of September 30, 2008, the Company has incurred and accrued for related interest totaling $383,125.  This amount has been recorded in interest payable.

During the three months ended September 30, 2008, the Company raised $2,174,812 through its subsidiary, Castle Arch Secured Development Fund, LLC (“CASDF”).  The following table sets forth the activity of CASDF and its Series A Preferred Offering during the same period:

	Amounts Raised / Redeemed	Units Issued / Redeemed
Beginning Balance, June 30, 2008, net of redemptions	$4,869,036	4,869,036
Series A preferred issuances	2,174,812	2,174,812
Series A preferred redemptions	(59,000)	(59,000)
Ending Balance, September 30, 2008	$6,984,848	6,984,848

The Series A Preferred Offering ending balance, totaling $6,984,848 at September 30, 2008, less subscriptions receivable (amounts subscribed but not yet funded) and unamortized debt issue costs totaling $1,203,724 and $88,320, respectively, has been recorded in CASDF Series A Preferred on the Company’s consolidated balance sheet.

The Series A preferred units issued bear interest at twelve (12) percent per annum.  The interest earned may be paid out monthly as earned, or otherwise allowed to accrue and compound monthly.  Accordingly, during the three month period ended September 30, 2008, the Company had incurred $154,272 in interest expense related to the Series A preferred units issued and outstanding during the period.  Of this amount, $49,900 has been paid out to the applicable unitholders, while $104,372 has been accrued for and recorded in interest payable, totaling $551,041 at September 30, 2008.

In addition, in July, 2008, CASDF loaned $3,200,000 to Castle Arch Kingman, LLC (“CAK”), another subsidiary of the Company. The loan is secured by 120 acres of land in Kingman, AZ.  The loan bears simple, annual interest totaling 12 percent, payable to CASDF monthly, with principal, together with any accrued but unpaid interest, to be paid in January, 2010.  The loan also bears a five (5) percent origination fee, totaling $160,000, payable upon the date of maturity in January, 2010.  The following table sets forth the details of loans made by CASDF to date:

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

2.  MATERIAL TRANSACTIONS (CONTINUED)

Loan No.	Amount	Interest Rate	Maturity Date	Borrower	Collateral
Loan 1	$ 1,280,000	12%	September, 2009	CAK	40 acres
Loan 2	$ 3,200,000	12%	January, 2010	CAK	120 acres

As CAK is the borrower, the transactions are considered intercompany transactions and, therefore, have been eliminated in consolidation of the Company’s financial statements at September 30, 2008 (see Note 1).

Also during the three month period ended September 30, 2008, the Company raised $2,622,344 through its Series E Private Placement Offering, resulting in the issuance of 262,234 common and preferred units, respectively.

During the three month period ended September 30, 2008, the Company repaid principal debts and related interest totaling $1,200,000 and $64,514, respectively, to its President and Chairman.

In addition, during the three month period ended September 30, 2008, the Company repaid $340,000 in principal debt, in addition to $127,510 in related interest and origination fees, to a third party creditor.

In August, 2008, SNB Development, a third party borrower of the Company, filed for bankruptcy in Texas State court.  We have been actively pursuing efforts to collect our loans to SNB Development secured by property in Lyndale, Texas, and to further protect and pursue our interests through the bankruptcy process.

During the three month period ended September 30, 2008, the Company performed an internal assessment of collectability of the loans, partially secured through a second lien on the property in Lyndale, Texas.  Accordingly, the Company determined that, for purposes of Financial Accounting Standard 5, it was probable it would not be successful in recovering the loan amounts.  Therefore, at September 30, 2008, the Company has $575,904 in costs of terminated projects, representing $530,000 and $43,904 in principal and other associated capitalized costs, respectively.

3.  SUBSEQUENT EVENT

Subsequent to September 30, 2008, the Company repaid principal debt, interest and origination fees to its President, totaling $647,527.

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

The sub-prime fall out and other financial market downturns and corrections have affected our business. Our management anticipates a continued correction in the housing market. While many parts of the country, including major areas of California, Arizona and Florida, are experiencing severe real estate setbacks, we expect other value decreases to bottom out in some areas. Improvement of our properties in the vicinities of Kingman Arizona, Smyrna Tennessee, Tooele Utah and Star Valley Wyoming are progressing. We believe that these markets will suffer some value loss, but are positioned to enjoy demand  when the nation’s credit woes begin to recover.

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

ARIZONA: Mohave County

Through Castle Arch Kingman, L.L.C., we own or otherwise have preferential purchase rights for approximately 2,200 acres of raw land just outside the City of Kingman, Arizona. To date we have invested over $22.4 million as of September 30, 2008 to purchase the property parcels, working with our architectural, marketing and engineering teams currently under development. We are moving forward with the project, however, we have restrained our velocity based on financing challenges connected with the financial markets and property value declines in the area.

WYOMING: Star Valley/Thayne

As of September 30, 2008, we have continued to make progress in our Sunset Meadows project in Star Valley, Wyoming. Due to market conditions, we do not currently anticipate lot sales to commence until 2009. We intend to sell lots to one or more a builders who will, in turn, build and sell housing units for their own accounts. The overall project consists of approximately 200 residential units, including fourplexes, duplexes and single-family homes.

TENNESSEE: Smyrna/Rutherford County

During the three month period ended September 30, 2008, we continued to make progress on development of the 640 acres of land near the town of Smyrna, Tennessee, located in rapidly growing Rutherford County. The area has seen significant annual growth of 5% to 7% over the last several years, and in fact has experienced stable and controllable population and economic increases over the past 25 years. Smyrna continues to be a relatively high job growth area. During the period ended September 30, 2008, we continued to work out details with local governments in connection with the allocation of cost, and the design and build-out of the sewer lines to the property. We presently expect to commence construction of sewer improvements in the coming months. The sewer build-out is estimated to take approximately nine to twelve months to complete.

UTAH: Tooele County

We have continued to move forward during the three month period ended September 30, 2008 with working the 347 acres of raw land in Tooele County, Utah through the entitlement process.  The development is currently anticipated to contain approximately 725 lots and leave over 40% of the total acreage as open space, thereby qualifying it as a Conservation Development. We have experienced a number of delays in connection with the Tooele project. We expect to complete the purchase of additional water shares in the fourth quarter of 2008. Upon closing of the water purchase of the additional water shares, we expect to own sufficient water necessary to service the project as currently planned. If we are unsuccessful in the purchase of the water, the current project plan will be imperiled.

Financial Statements

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. We have sustained significant operating losses since our inception, including the years 2007 and 2006. In the coming twelve months, our liquidity and cash requirements will depend on several factors. If our resources are not sufficient to fund our needs through 2008, there are no assurances that we will be successful in raising sufficient capital.

Revenues

We had no revenues during the three month period ended September 30, 2008. We had revenues of $1,980,000 from the sale of raw land, at cost, from our Kingman Arizona raw land holdings during the nine month period ended September 20, 2008. We had a cumulative, consolidated net loss of $3,863,991 compared to a $5,562,837 net loss in the comparative three month period ended September 30, 2007.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $1,321,211 during the three-month period ended September 30, 2008, compared to $1,460,181 during the comparable three-month period ended September 30, 2007. Our operating selling, general and administrative expenses totaled $5,070,640 during the nine-month period ended September 30, 2008, compared to $3,403,568 during the comparable nine-month period ended September 30, 2007. The increase in operating expenses during the nine month period is primarily attributable to additional employees, office costs, professional services in connection with expanded operations as well as significant non-cash expenses incurred as a result of common units issued for services rendered. However, in the three month period ended September 30, 2008, we have issued common units as compensation valued at $290,000 as opposed to common units worth $3,125,000 in the comparative three month 2007 period. We anticipate that our general and administrative expenses remain stable in the coming three-months due to continued internal austerity measures. However, we expect a continuation of entitlement activities on a number of property projects discussed above. We do not anticipate significant revenues during the next three months, however, we do expect limited revenues from the sale of undeveloped land parcels by our Kingman subsidiary. We also expect revenues in the next twelve months in connection with the sale of residential building lots in connection with the Star Valley Wyoming project.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $3,147,789, compared to $1,556,730 at December 31, 2007. Our increased cash balance as of September 30, 2008 is largely attributable to sale of equity by the company and by our affiliates and in connection with proceeds from third party investment into our Development Fund and due to sale of raw land.

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

However, the softening financial markets are expected to hinder fund raising. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2008, we received $3,146,684 from the sale of our common and preferred E member units to 51 persons.   In addition, our consolidated subsidiary Castle Arch Secured Development Fund, LLC received $1,613,189 from the sale of its preferred A member units to 39 persons.   We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common and preferred unit certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

During the three month period ended September 30, 2008, Douglas Child, our CFO, resolved an inquiry by the SEC over his involvement with a third party company unrelated to Castle Arch to which he provided accounting services. The inquiry was unilaterally dismissed by the SEC and we take the position that it is appropriate for Mr. Child to continue to review and sign our SEC reports and to sign the Sarbanes Oxley certifications. As a result, Mr. Howell who was appointed and charged with the responsibility of acting as our principal financial officer for the purposes of SEC filing and attestation related activities during the latter portion of the SEC inquiry has been relieved of the responsibility.

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

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  November 13, 2008

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Principal Financial Officer