Form 10-K
period 2008-12-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2009-04-16
CIK 1321742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2008

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

Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $1,980,000

The aggregate market value of the voting and non-common voting equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 15, 2009 was: not applicable. There is no market for our securities and we have not requested that a ticker symbol be issued.

The number of outstanding shares of the registrant’s Common Units, no par value, as of April 15, 2009 was 28,428,890 common member units.

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

PART I

ITEM 1. BUSINESS

Business and Market

Our business model is to secure purchase rights to, and if conditions warrant, to purchase outright raw land. We target land acquisitions in areas where we believe there will be relatively high increased population and economic growth. After purchase rights to the land are secured, we conduct engineering analysis of the raw land, including hydraulic, seismic and other analysis. We then conduct feasibility studies to determine the optimal residential density and commercial configuration. Many of the density and configuration decisions are contingent upon local governments’ growth targets. We then create master plans for the entire project. During this process there are a significant number of variables that result from governmental approvals, infrastructural developments, economic conditions, availability of credit and demographic shifts. The process of taking hundreds or in some cases thousands of acres of raw land to the point where home and commercial construction can begin takes years as opposed to months. For instance, the size of our projects typically require the construction of new sewage plants, roads, bridges, water ways and other significant infrastructural improvements to accommodate the number of buildings and new inhabitants.  Projects of this magnitude require agreements with local governments as to who will bear what percentage of the costs of infrastructural improvements necessary to sustain the population influx. In addition, environmental approvals, construction plans and financing arrangements take significant time.

The current downturn in the homebuilding industry commenced in 2006, approximately 18 months after our formation, and has become one of the most severe housing downturns in U.S. history. We found the timing and severity of this downturn difficult to predict. We believe that the significant declines in the demand for new homes, the significant oversupply of homes on the market and the significant reductions in the availability of financing for homebuyers indicate that the downturn is continuing and will continue. Most significant to our business, is the unprecedented downturn in the availability of credit financing. Our business model relies on the ability to apply cash derived from the sale of equity toward the purchase of properties and toward many of the entitlement improvement costs and then to finance the remaining purchase price and excavation costs through debt financing.

The unprecedented downturn in credit availability has caused us to delay commencement of excavation of certain infrastructural portions of both the Kingman Arizona and the Smyrna Tennessee area projects. In addition, even if we did have adequate financing to commence excavation, the timing of demand for lots which we intend to sell to builders must be considered. Presently, the growing number of home mortgage foreclosures has increased housing supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded to declining sales with significant concessions, further adding to the price declines. The decline in home values, the economic downturn, the loss of jobs, and the loss of consumer confidence have reached historical levels. As a result, the demand for new homes, and therefore, the demand for lots by home builders, has declined significantly.

Notwithstanding the downturn, during the twelve month period ended December 31, 2008, we made earnest money and other deposits totaling $148,500, we incurred acquisition costs of $12,649,712, entitlement costs of $2,612,825 and interest costs of $2,004,543   for total land related expenditures of $17,415,580.  In addition, we continued to move forward with governmental approvals for our projects in Tennessee, Arizona, Utah and Wyoming.

At the end of 2008, we began to consider the viability of hedging our business model by engaging in acquisition of large tapes of foreclosed properties directly from banks. At the end of 2008 were engaged in discussions with several groups to determine whether it was in the best interests of the company. Subsequent to the end of the twelve month period ended December 12, 2008, we took an equity position and management in several joint ventures to capitalize on the abundance of foreclosed properties. Until the inventory of vacant and foreclosed properties is depleted and some normalcy to the credit markets return, our primary business model of raw land acquisition, entitlement and lot sales to builders has substantially slowed.

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

ITEM 2. PROPERTIES

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

ARIZONA: Mohave County

Castle Arch Kingman, L.L.C., a company in which we are a majority owner and manager, owns or has purchase rights to 2,200 acres located outside of Kingman Arizona. In early 2008 we completed negotiations relating to the Development Agreement with Mohave County, which provides for the Master Plan of the community and confirm entitlements for many years in the future. We expected to start moving dirt and transforming the desert landscape into a modern, planned community in 2008, but the credit and housing downturn resulted in an indefinite delay in commencement of excavation.

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

We financed the purchase of the land through loans and equity sales. We intend to develop the property into a residential community with a mixture of product types including some neighborhood commercial. We have substantially completed the entitlement process, but have reached some delays in the annexation, zoning and financial participation in the installation of the offsite sewer and water required to service the project due to the economic downturn.

Our management observes that the residential communities of middle Tennessee continue to be ranked as highly desirable for families and businesses. The primary factors contributing to the area's booming economy include a relative low cost of living, balanced housing market, strong job growth, strong school systems, relatively low crime rates and low taxes.

Smyrna's Nissan facility was the first Japanese automobile manufacturing plant built in the United States. It is also the largest automobile manufacturing plant housed under one roof, covering approximately 880 acres. The first vehicle was produced in 1983, and since then Nissan has provided steady employment to approximately 8,700 workers in the area. In 2007, Nissan moved the headquarters of its North American operations from Southern California to Franklin, Tennessee, less than 15 miles from Smyrna. This resulted in the transfer of an additional 3,700 jobs along with several other major manufacturing companies announcing plans to move to the area. We believe that we are positioned to profit from this rapid growth in the area.

WYOMING: Thayne

Wyoming continues to be one of the fastest growing states in the country despite being one of the least populous. Wyoming’s annual growth rates exceeded every state but Utah over the past twelve months. Lincoln County, home of Star Valley, neighbors the Jackson Hole resorts of Teton County, which is the most rapidly growing county in Wyoming. Housing prices in the Jackson Hole area have continued to climb, forcing many residents and second homebuyers to search for more affordable housing outside of Jackson Hole proper.

We believe that more appealingly priced housing is needed in Star Valley, which would result in the potential to increase lot density. Our project in Star Valley aims to meet that demand. Lincoln County planners have long expressed a need for mid-range multi-family housing in the area. Consistent with that need, we are close to obtaining approvals for the Thayne project consisting of close to 200 units, comprising four-plexes, duplexes and single family dwellings. We anticipate lot sales to commence in 2009.

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

Our Star Valley project in an anomaly for our business model due to its relative limited size and scope. However, due to its limited size, no major roads, bridges, or sewage capacity increases were required. As such, we will sell our first lots in Star Valley in 2009. The Star Valley project is atypically small in size and is therefore not anticipated to result in significant profits relative to the scope of our overall size.

UTAH: Tooele County

We own 357 acres of raw land in Tooele County, Utah, and have been working the land through the entitlement process. We intend to develop the land in the county, as opposed to the City of Tooele, due to its more advanced planning statutes and its ability to expedite the approvals necessary to begin the project. We currently anticipate the project to contain approximately 725 lots and leave over 40% of the 357 acres as open space.

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

Suspended Project

During the twelve month period ended December 31, 2008 our Board of Directors elected to expense nonrefundable deposits and entitlement costs incurred and previously capitalized relative to properties in Coalinga, Firebaugh, and Imperial, California counties, and Lindale, Texas, totaling $2,161,585. This is in addition to additional related fees and other abandoned property fees totaling $24,701 in 2008 and other write-offs in 2007. Our Board of Director’s decision was based on its assessment of the properties’ ultimate viability and profitability.  These amounts have been recorded in “costs of terminated projects” in our financial statements.

Offices

We maintain administrative offices in Beverly Hills, California and also pay for a portion of the office expenses for Kirby D. Cochran and Douglas W. Child, two of our executive officers located in the State of Utah and for Jeff Austin our president of worldwide development located in Orange County California. We also maintain approximately 1,200 square feet of office space in the Salt Lake City, Utah area where our accounting department is located. We believe that we have adequate leased space to accommodate current operations and that our facilities for administrative personnel are adequate for expansion plans.  We also believe that expansion space is readily available in virtually all the markets in which we operate.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of April 15, 2009 there were approximately 677 holders of record of our common and preferred units. We have no outstanding options, warrants to purchase or securities convertible into our common equity. In addition, we have no common units that can be sold pursuant to Rule 144, and, we have no securities that are being publicly offered or that we are proposing to publicly offer.  There is no public market for our membership interests.  We have elected to be treated as a partnership for federal and state income tax purposes.  As a consequence, under current law, holders of membership interests will receive annual K-1 reports or direct allocations of profits or losses relating to our financial results.

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

During the twelve month period ended December 31, 2008, we accrued an additional $3,690,851 of preferred unit distributions payable to preferred unit holders. The total amounts payable from our inception on April 15, 2004 through December 31, 2008 is $8,942,229 based on the period of time from receipt of funds related the preferred unit holder’s respective investment to date.

Recent Sales of Unregistered Securities

(1)  During the twelve month period ended December 31, 2008, we received $2,088,658 from the sale of 417,731 investment units, each consisting of one common and one preferred D unit for an aggregate per unit price of $5 per unit. We sold these investment units to 50 persons.   In addition, during this period, we received $4,643,917 from the sale of 464,391 investment units, each consisting of one common and one preferred E unit for an aggregate per unit price of $10 per unit. We sold these investment units to 90 persons. We believe these transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

(2)  During the twelve month period ended December 31, 2008, our subsidiary Castle Arch Kingman, L.L.C., received $696,777 from the sale of 27,871 investment units, each consisting of five common and one preferred A unit of the Castle Arch Kingman, L.L.C. subsidiary, for an aggregate per unit price of $25.00 per unit. We sold these investment units to 12 persons. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

(3)  During the twelve month period ended December 31, 2008, our subsidiary Castle Arch Smyrna, L.L.C., received $1,115,000 from the sale of 2,787 investment units, each consisting of one common and four preferred A unit of the Castle Arch Smyrna, L.L.C. subsidiary, for an aggregate per unit price of $400 per unit. We sold these investment units to 18 persons.  In addition, during this period, we received $394,400 from the sale of 986 investment units, each consisting of one common and four preferred B unit of the Castle Arch Smyrna, L.L.C. subsidiary, for an aggregate per unit price of $400 per unit. We sold these investment units to 7 persons.  We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

     (4)  During the twelve month period ended December 31, 2008, our subsidiary Castle Arch Secured Development Fund, L.L.C., received $6,679,046 from the sale of 6,679,046 preferred A units of the Castle Arch Secured Development Fund, L.L.C. subsidiary, at a per unit price of $1 per unit. We sold these investment units to 138 persons.  We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1) and are therefore not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern. We have sustained significant operating losses since our inception, including the years 2008 and 2007. At December 31, 2008, we had total member capital of $6,126,951, and cash on hand of $140,393. In the coming twelve months, our liquidity and cash requirements will depend on several factors. If our resources are not sufficient to fund our needs through 2009 there are no assurances that we will be successful in raising sufficient capital.

Revenues

We had revenues of $1,980,000 from the sale of raw land, at cost, from our Kingman Arizona raw land holdings during the year ended December 31, 2008 compared to no revenues in 2008. These revenues were not derived from our primary business target of selling property that we have improved through obtaining legal entitlements or other developmental improvements.  Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in 2009. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $5,821,469 during the twelve month period ended December 31, 2008, compared to $10,855,586 during the comparable twelve month period ended December 31, 2007. The decrease in operating expenses is primarily attributable to the fact that we revalued common shares issued for services rendered from $2.50 cents a share to $0.02 cents per share. In addition, there was a general reduction in cash operating costs. We anticipate that our general and administrative expenses will continue to decline in the coming twelve months due to decreased entitlement activities, no increase in the number of property projects, a reduction already in place for executive compensation, and the fact that we now capitalize interest expenses as properties held for investment as opposed to booking them on our statement of operations. We anticipate that our total revenues during such period will also increase as a result of revenues derived from the sale of residential building lots out of the Wyoming project.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $140,393, compared to $1,556,730 at December 31, 2007. Our decreased cash balance as of December 31, 2008 is largely attributable to purchase of real property and the deployment of capital to meet selling, general and administrative expenses.

Our management believes that proceeds from private offerings, loans and expected revenues will be sufficient for us to survive as a going concern for the next twelve months. However, additional funding will be necessary to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

However, if we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1) and are therefore not required to provide the information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Castle Arch Real Estate Investment Company, LLC

Kaysville, Utah

We have audited the accompanying consolidated statement of financial condition of Castle Arch Real Estate Investment Company, LLC and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Arch Real Estate Investment Company, LLC and Subsidiaries as of December 31,2008 and  2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill

Bountiful, Utah

April 10, 2009

Castle Arch Real Estate Investment Company, LLC

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2008	2007
		(Restated - Notes 10, 12)
Current assets:
Cash	$140,393	$1,556,730
Interest receivable	77,548	66,435
Notes receivable – current	-	383,000
Prepaid expenses and other current assets	103,018	283,413
Total current assets	320,959	2,289,578

Property and equipment:
Office equipment	69,513	62,864
Less: accumulated depreciation	(26,761)	(19,884)
Net property and equipment	42,752	42,980

Other assets:
Notes receivable – noncurrent	255,000	255,000
Other properties held for sale	1,219,940	837,745
Other properties held for investment	48,800,297	35,397,592
Earnest money and other deposits	148,500	530,000
Entitlement costs	-	6,047
Total other assets	50,423,737	37,026,384
Total assets	$50,787,448	$39,358,942

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$893,144	$259,396
Accounts payable – related party	14,975	41,750
Other accrued expenses	1,261,626	785,851
Notes payable – current	7,300,969	9,010,921
Notes payable, current – related party	241,926	-
Total current liabilities	9,712,640	10,097,918

Noncurrent liabilities:
Notes payable – noncurrent	13,910,999	-
Notes payable, noncurrent – related party	-	1,910,423
Preferred dividends payable	8,942,229	5,251,867
Other noncurrent liabilities	665,000	665,000
Noncontrolling interest in consolidated LLCs	11,429,629	10,829,228
Total noncurrent liabilities	34,947,857	18,656,518
Total liabilities	44,660,497	28,754,436

Members’ capital:
Common units, 27,957,252 and 26,990,212, respectively, issued and outstanding, ranging from $.001 to $2.50 per unit	6,961,531	6,951,618
Non-managing members’ units, series A preferred,1,000,000 units issued and outstanding, $1.00 per unit	492,527	567,940
Non-managing members’ units, series B preferred, 2,000,000 units issued and outstanding, $1.00 per unit	1,065,674	1,216,156
Non-managing members’ units, series C preferred, 3,300,000 units issued and outstanding, $1.00 per unit	1,930,405	2,188,316
Non-managing members’ units, series D preferred, 5,041,281 units issued and outstanding, $5.00 per unit	18,375,643	18,795,391
Non-managing members’ units, series E preferred, 606,429 units issued and outstanding, $10.00 per unit	4,357,708	-
Retained deficit	(27,056,537)	(19,114,915)
Total members’ capital	6,126,951	10,604,506
Total liabilities and members’ capital	$50,787,448	$39,358,942

See accompanying notes to the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Operation

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
		(Restated - Notes 10, 12)
Revenues:
Sales	$1,980,000	$-
Cost of sales	1,980,000	-
Gross margin	-	-

Operating expenses:
Selling, general and administrative	5,821,469	10,855,586
Compensation paid in the form of common
units	9,913	-
Depreciation	13,468	8,839
Costs of terminated projects	2,186,286	786,396

Operating income / (loss)	(8,031,136)	(11,650,821)

Other revenues / (expenses)
Interest income	43,660	82,039
Interest expense	-	(124)
Amortization of debt issue costs	(146,779)	(218,797)
Loss on disposal of fixed assets	(8,765)	-

Income / (loss) from continuing operations
before noncontrolling interest in
losses of consolidated LLCs	(8,143,020)	(11,787,703)

Noncontrolling interest in losses of
consolidated LLCs	201,398	704,086

Net loss	$(7,941,622)	$(11,083,617)

Accumulated preferred dividends	$(2,528,365)	$(2,271,835)

Net loss available to common unitholders	$(10,469,987)	$(13,355,452)

Net loss per common unit	$(0.38)	$(0.53)

Weighted average common units outstanding	27,305,929	24,834,406

See accompanying notes to the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
		(Restated - Notes 10, 12)
Cash flows from operating activities:
Net loss	(7,941,622)	(11,083,617)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	13,468	8,839
Loss on disposal of fixed assets	8,765	-
Amortization of debt issue costs	146,779	218,797
Costs of terminated purchase contracts	2,038,228	-
Noncontrolling interest in losses of LLCs	(201,398)	(704,086)
Professional outside services paid in the form
of common units	9,913	5,778,750
Changes in operating assets and liabilities:
Notes receivable	383,000	95,617
Interest receivable	(11,113)	(17,082)
Properties held for sale	(382,195)	(837,745)
Properties held for investment	(7,916,239)	(5,903,373)
Prepaid expenses and other current assets	180,395	2,926
Accounts payable	633,748	(12,099)
Accounts payable – related party	(26,775)	41,750
Other accrued expenses	475,775	216,914
Net cash used in operating activities	(12,589,271)	(12,194,409)

Cash flows from investing activities:
Earnest money deposits	(148,500)	(530,000)
Entitlement costs	-	(6,047)
Purchase of property, plant and equipment	(22,005)	(23,954)
Net cash used in investing activities	(170,505)	(560,001)

Cash flows from financing activities:
Proceeds from issuance of investment units	4,978,651	12,862,639
Proceeds from subscriptions receivable	3,259,900	867,482
Offering costs	(292,235)	(173,470)
Proceeds from debt	7,883,045	-
Proceeds from debt – related party	340,000	-
Repayment of debt	(2,469,364)	(700,000)
Repayment of debt – related party	(1,941,501)	-
Debt issue costs	(415,057)	(46,163)
Net cash provided by financing activities	11,343,439	12,810,488

Net increase (decrease) in cash	(1,416,337)	56,078
Cash at beginning of period	1,556,730	1,500,652
Cash at end of period	$140,393	$1,556,730

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
		(Restated - Notes 10, 12)
Non cash investing and financing activities:
Preferred dividend payable	$3,690,362	$2,673,773
Notes payable for property held for investment	6,988,647	3,300,000
Notes payable – related party for property held for investment	-	1,341,500
Common unit referral fees issued	298,549	299,138
Subscriptions receivable	1,490,370	3,259,900

Supplemental disclosures:
Cash paid for interest	$1,046,226	$968,549

See accompanying notes to the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Changes in Members’ Capital

For the Years Ended December 31, 2008 and December 31, 2007

			Non-managing		Non-managing		Non-managing		Non-managing		Non-managing
			Members’ Units		Members’ Units		Members’ Units		Members’ Units		Members’ Units			Total
	Common Units		Preferred A		Preferred B		Preferred C		Preferred D		Preferred E		Retained	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Deficit	Capital
Balance, January 1, 2007	23,550,841	$1,046,038	1,000,000	$647,940	2,000,000	$1,376,156	3,300,000	$2,452,316	3,940,000	$16,880,672	-	$ -	$(8,031,298)	$14,371,824

Issuance of common units at $2.50 for referral fees & services	2,362,232	5,905,580	-	-	-	-	-	-	-	-	-	-	-	5,905,580

Sale of Series D Investment Units at $5.00 per unit	977,139	-	-	-	-	-	-	-	977,139	4,885,695	-	-	-	4,885,695

Sale of Series D Investment Units at $2.50 per unit	100,000	-	-	-	-	-	-	-	100,000	250,000	-	-	-	250,000

Subscriptions receivable	-	-	-	-	-	-	-	-	-	(1,452,000)	-	-	-	(1,452,000)

Proceeds from subscribed units	-	-	-	-	-	-	-	-	-	68,400	-	-	-	68,400

Preferred dividend payable	-	-	-	(80,000)	-	(160,000)	-	(264,000)	-	(1,669,525)	-	-	-	(2,173,525)

Offering costs	-	-	-	-	-	-	-	-	-	(167,851)	-	-	-	(167,851)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(11,083,617)	(11,083,617)

Balance December 31, 2007	26,990,212	6,951,618	1,000,000	567,940	2,000,000	1,216,156	3,300,000	2,188,316	5,017,139	18,795,391	-	-	(19,114,915)	10,604,506

Continued

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Changes in Members’ Capital

For the Years Ended December 31, 2008 and December 31, 2007

			Non-managing		Non-managing		Non-managing		Non-managing		Non-managing
			Members’ Units		Members’ Units		Members’ Units		Members’ Units		Members’ Units			Total
	Common Units		Preferred A		Preferred B		Preferred C		Preferred D		Preferred E		Retained	Members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Deficit	Capital

Issuance of common units at $.02 for referral fees & services	478,506	9,913	-	-	-	-	-	-	-	-	-	-	-	9,913

Sale of Series D Investment Units at $5.00 per unit	24,142	-	-	-	-	-	-	-	24,142	120,708	-	-	-	120,708

Sale of Series E Investment Units at $10.00 per unit	464,392	-	-	-	-	-	-	-	-	-	606,429	6,064,286	-	6,064,286

Subscript- ions receivable	-	-	-	-	-	-	-	-	-	(20,000)	-	(1,420,370)	-	(1,440,370)

Proceeds from subscribed units	-	-	-	-	-	-	-	-	-	1,452,000	-	-	-	1,452

Preferred dividend payable	-	-	-	(75,413)	-	(150,482)	-	(257,911)	-	(1,922,714)	-	(135,674)	-	(2,542,194)

Offering costs	-	-	-	-	-	-	-	-	-	(49,742)	-	(150,534)	-	(200,276)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,941,622)	(7,941,622)

Balance December 31, 2008	27,957,252	$6,961,531	1,000,000	$492,527	2,000,000	$1,065,674	3,300,000	$1,930,405	5,041,281	$18,375,643	606,429	$4,357,708	$(27,056,537)	$6,126,951

See accompanying notes to the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  General Description of the Company and Presentation

Castle Arch Real Estate Investment Company, LLC, a California limited liability company, was organized on April 15, 2004 as a residential and commercial land development company with target properties located throughout the United States.  The principal activities of the Company include securing acquisition rights to the property, obtaining zoning and other entitlements for the property, securing financing for the purchase of the property, improving the property’s infrastructure and amenities, and selling the property.  Property targeted by the Company may have end uses that range from residential, multifamily, retail and office, to industrial.  The Company may also consider other strategic and joint venture opportunities.

As of December 31, 2008 the Company had completed or commenced nine private placements of membership units in the Company and its subsidiaries as follows:

1)

Effective May 1, 2004, the placement of 1,000,000 Series A membership units consisting of one common and one preferred unit each at $1.00 per membership unit;

2)

Effective July 20, 2004, the placement of 1,000,000 Series B membership units, consisting of one common and two preferred units each at $2.00 per membership unit;

3)

Effective November 5, 2004, the placement of 1,100,000 Series C membership units, consisting of one common and three preferred units each at $3.00 per membership unit;

4)

Effective June 30, 2005, the placement of 3,000,000 Series D membership units, consisting of one common and one preferred unit ranging from $2.50 to $5.00 per membership unit.  During 2006, the Company elected to continue the subscription of the Series D private placement.  Accordingly, as of December 31, 2008, the Company had successfully placed $24,956,403, or 5,043,512 Series D membership units.  Of this amount, $20,000, or 4,000 membership units, represents subscribed units outstanding for which funds had not been received as of December 31, 2008;

5)

Effective May 22, 2006, the placement of 1,200,000 Series A membership units in Castle Arch Kingman, LLC (“CAK”), a variable interest entity, of which the Company is considered the primary beneficiary (see Note 8).  Each membership unit consists of five common and one preferred unit at $25.00 per membership unit.  During 2008, the Company elected to close the Series A private placement offering prior to the placement of all 1,200,000 Series A membership units.  Accordingly, at December 31, 2008, CAK had successfully placed $10,010,121, or 400,405 Series A membership units;

6)

Effective June 25, 2007, the placement of 5,000 Series A membership units in Castle Arch Smyrna, LLC (“CAS”), a variable interest entity, of which the Company is considered the primary beneficiary (see Note 8).  Each membership unit consists of one common and four preferred units at $400.00 per membership unit.  During 2008, the Company elected to close the Series A private placement offering.  Accordingly, at December 31, 2008, CAS had successfully placed $4,143,000, or 10,358 Series A membership units;

7)

Effective February 1, 2008, the placement of 7,500 Series B membership units in CAS.  Each membership unit consists of one common and four preferred units at $400.00 per membership unit.  At December 31, 2008, CAS had successfully placed $394,400, or 986 Series B membership units;

8)

Effective April 14, 2008, the placement of 500,000 Series E membership units consisting of one common and one preferred unit at $10.00 per membership unit.  Also during 2008, the Company elected to extend the Series E private placement offering to 1,000,000 membership units.  Accordingly, as of December 31, 2008, the Company had successfully placed $6,064,286, or 606,429 Series E membership units.  Of this amount, $1,420,370, or 142,037 membership units, represents subscribed units outstanding for which funds had not been received at December 31, 2008;

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.  General Description of the Company and Presentation (Continued)

9)

Effective September 15, 2008, the placement of 400,000 Series B membership units in CAK.  Each membership units consists of five common and one preferred unit at $37.50 per membership unit.  As of December 31, 2008, no Series B membership units had been placed.

The following table summarizes the private placement offerings in the Company and its subsidiaries as of December 31, 2008:

Private Placement	Start Date	Placement Amount	Investment Units	Common Units	Preferred Units
Series A	05/01/2004	$ 1,000,000	1,000,000	1,000,000	1,000,000
Series B	07/20/2004	2,000,000	1,000,000	1,000,000	2,000,000
Series C	11/05/2004	3,300,000	1,100,000	1,100,000	3,300,000
Series D	06/30/2005	24,956,403	5,043,512	5,043,512	5,043,512
Castle Arch Kingman, LLC (“CAK”) Series A	05/22/2006	10,010,121	400,405	2,002,025	400,405
Castle Arch Smyrna, LLC (“CAS”) Series A	06/25/2007	4,143,000	10,538	10,538	42,152
CAS Series B	02/01/2008	394,400	986	986	3,944
Series E	04/14/2008	6,064,286	606,429	606,429	606,429
CAK Series B	09/15/2008	-	-	-	-

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

1)

Allocation of profits shall be made:

a)

First, to the members, up to the aggregate of, and in proportion to, any losses previously allocated to each member, to the extent not previously offset by allocations of profits;

b)

Second, to preferred members, subject to the Manager’s election to redeem the membership units and to the extent of the cumulative preferred unit return;

c)

Third, to the common members, in proportion to their percentage interests.

2)

Allocation of losses shall be made as follows:

a)

First, to the members, up to the aggregate of, and in proportion to, any profits previously allocated to each member and not previously offset by losses until their capital account balances have been reduced to zero;

b)

Second, to the preferred members until their capital account balances have been reduced to zero;

c)

Third, to the common members, in proportion to their percentage interest.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.  General Description of the Company and Presentation (Continued)

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

During 2008, the Company sold 72 acres for $1,980,000.   As a result of the sale, the Company is no longer considered a development stage enterprise and, therefore, the Company’s financial statements are no longer identified as those of a development stage enterprise.  In addition, certain descriptive captioning and disclosure, specific to development stage enterprises, has been omitted from the Company’s financial statements at December 31, 2008.

B.

  Method of Reporting and Use of Estimates

The Company’s financial statements are presented in accordance with U.S. generally accepted accounting principles (GAAP).  Such principles require the use of certain estimates and assumptions made by the Company’s management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates that may change in the near future include properties held for investment if it becomes necessary to incur unexpected additional costs to prepare these properties for sale within the next twelve months.  In addition, significant estimates include potential impairment of the Company’s properties held for investment as of December 31, 2008, the estimated value of common units of the Company issued in exchange for services rendered, whereby the Company internally valued the common units (see Note 11).

C.

  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as the accounts of Castle Arch Kingman, LLC (“CAK”), Castle Arch Smyrna, LLC (“CAS”), Castle Arch Secured Development Fund, LLC (“CASDF”), and Castle Arch Asia, Ltd. (“CAA”), which entities were created in April, 2006, June, 2007, January 2008, and September, 2008, respectively.  In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity.  CAK, CAS, CASDF and CAA are considered variable interest entities of which the Company is the primary beneficiary (see Note 8).  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

D.

  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.  These reclassifications had no material effect on our consolidated financial statements.

E.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.  Income and Expense Recognition

Gains or losses associated with real estate are realized in full when the property is sold by the “full accrual method” in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 66 “Accounting for Sales of Real Estate.” Costs associated with real estate are accounted for in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”  Accordingly, acquisition, development and construction costs, including property taxes and interest on associated debt and selling costs, are capitalized.  Such costs are specifically allocated to the related components or, if relating to multiple components, allocated on a pro rata basis as appropriate.  Estimates are reviewed periodically and revised as needed.  The respective real estate projects are also periodically reviewed to determine that the carrying amount does not exceed the net realizable value.  At December 31, 2008, no allowance has been provided for estimated impairments of value based on evaluation of the projects.

G.

  Uninsured Cash Balances

The Company maintains its corporate cash balances in multiple accounts at one bank.  Corporate cash accounts at banks are insured by the FDIC up to $250,000.  There were no amounts in excess of insured limits at December 31, 2008.  To date, the Company has not experienced any losses as a result of the FDIC insurance limits and does not anticipate any such losses in the future.

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

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.  Deposits, Acquisitions and Entitlement Costs

The terms of the Company’s purchase agreements provide for due diligence periods during which deposits may be refunded upon written notice of unsuitability.  Upon expiration of the review periods, the deposits become non-refundable as liquidated damages to the seller if the purchase does not transpire.

The Company’s policy is to capitalize entitlement costs and applicable deposits incurred as noncurrent assets, classified as earnest and increased money deposits, and entitlement costs, until such time as the properties are purchased.  Upon purchase, the Company classifies certain properties as held for sale that meet the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These requirements include the completion of the respective entitlements and the preparation of the property for immediate sale in its existing condition, the initiation of an active program to identify potential buyers, and the expectation of occurrence of a probable sale within the following twelve months.  Those properties that do not meet these criteria are classified as other properties held for investment.

The following table discloses those costs incurred by the Company during the twelve month periods ended December 31, 2008 and 2007, related to earnest money and other deposits, acquisition costs, entitlement costs, and interest costs:

	2008	2007
		(Restated – Notes 10, 12)
Earnest money and other deposits	$ 148,500	$ 530,000
Acquisition costs	12,649,712	9,203,204
Entitlement costs	2,612,825	1,142,698
Interest costs	2,004,543	1,797,694
Totals	$ 17,415,580	$ 12,673,596

Of the total costs incurred for the twelve month period ended December 31, 2008, totaling $17,415,580, $148,500 has been recorded in earnest money and other deposits, totaling $148,500, $382,195 has been recorded in properties held for sale, totaling $1,219,940 and $16,884,885 has been recorded in properties held for investment, totaling $48,800,297.

Of the total costs incurred for the twelve month period ended December 31, 2007, totaling $12,673,596, $530,000 has been recorded in deposits, $12,137,549 has been recorded in properties held for investment, and $6,047 has been recorded in entitlement costs.

During the twelve month periods ended December 31, 2008 and 2007, the Company’s Board of Directors elected to expense nonrefundable deposits and entitlement costs incurred and previously capitalized relative to its properties in Coalinga, Firebaugh, and Imperial, California counties, and Lindale, Texas, totaling $2,161,585 and $779,738, respectively.  The Company’s decision was based on its assessment of the properties’ ultimate viability and profitability.  In addition, during the same periods we incurred additional related fees and other abandoned property fees totaling $24,701 and $6,658, respectively.  These amounts have been recorded in costs of terminated projects, totaling $2,186,286 and $786,396 for the twelve month periods ended December 31, 2008 and 2007, respectively.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.  Recent Accounting Pronouncements

In May, 2008 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list.  The adoption of SFAS No. 163 did not have a material impact on our financial position and results of operations.

In May 8, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The adoption of SFAS No. 163 did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160,” Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The adoption of SFAS 159 has not materially affected the Company’s reported loss, financial condition, or cash flows.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

O.  Net Loss per Common Unit

Net loss per common unit is computed based on the weighted-average number of common units and, as appropriate, dilutive common unit equivalents outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”  Basic net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period.  Diluted net loss per common unit is the amount of net loss for the period available to each common unit outstanding during the reporting period and to each unit that would have been outstanding assuming the issuance of common units for all dilutive potential common units outstanding during the period.  At December 31, 2008 and 2007, the basic and diluted net loss per common unit is the same as there are no common unit equivalents outstanding.

Accumulated preferred unit dividends, totaling $2,528,365 and $2,271,835 for the twelve month periods ended December 31, 2008 and 2007, respectively, have been included in the computation of net loss per common unit, resulting in an incremental increase in loss per unit of $.09 for each respective year.

2.  INVESTMENT BANKING FEES

At December 31, 2007, the Company had incurred $276,383 in prepaid investment banking fees with a third party registered broker dealer (the “BD”).  This amount had been recorded in prepaid expenses and other current assets, totaling $283,413 at December 31, 2007.  In addition, at December 31, 2007, the Company had recorded $383,000 in current notes receivable (see Note 3).  The amount represents $400,000 in promissory notes that were collateralized by certain securities that the Company obtained title to, and possession of in January, 2008.  At the time of receipt, the readily determinable value of the securities totaled $383,000, resulting in $17,000 impairment of the promissory notes’ principal amount, which impairment amount was recorded as a loss contingency at December 31, 2007.

Upon receipt of the securities in January, 2008 the Company immediately transferred the same to the BD as an additional prepayment for investment banking fees in connection with the BD’s participation in various Company offerings.  During 2008, all prepayments of investment banking fees, totaling $659,383, were deemed earned by the BD pursuant to an investment advisory agreement with the Company and, accordingly, have been recorded in selling, general and administrative for the twelve month period ended December 31, 2008.

3.  NOTES RECEIVABLE

The following table discloses notes receivable of the Company at December 31, 2008 and 2007:

2008	2007	Interest Rate	Maturity Date
Current
$ -	$ 50,000	8.00%	2006
-	50,000	8.00%	2006
-	400,000	8.00%	2007
-	500,000
Allowance
-	(117,000)
$ -	$ 383,000

Noncurrent
$ 255,000	$ 255,000	12.00%	2010

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

3.  NOTES RECEIVABLE (CONTINUED)

In January, 2008, the Company obtained certain collateral which securitized the $500,000 in current notes receivable at December 31, 2007.  At the period’s end, a valuation of said collateral was conducted, resulting in impairment, totaling $117,000 and $41,973, of principal and associated interest accrued, respectively (see note 5).

During 2008, the collateral securing the impaired $383,000 in principal amounts of current notes receivable as of December 31, 2007 was obtained and immediately transferred to a third party, registered broker dealer in exchange for investment banking fees related to various Company offerings (see Note 2).  Accordingly, this amount, or investment banking fee expense, has been recorded in selling, general and administrative for the twelve month period ended December 31, 2008.

The Company’s noncurrent note receivable, totaling $255,000 at December 31, 2008 and 2007, represents a component of sales revenue recognized during 2006.  This note bears interest at 12 percent per annum and interest together with principal is due to the Company in May, 2010.  Associated interest accrued and receivable at December 31, 2008 and 2007 totals $77,548 and $66,435, respectively.

4.  NOTES PAYABLE

The following table discloses note payable amounts of the Company as of December 31, 2008 and 2007:

	2008	2007	Interest Rate	Maturity Date

Note 1	$ 5,380,193	$ 5,380,193	10.25%	2008
Note 2	1,466,361	1,466,361	10.75%	2008
Note 3	-	250,000	8.00%	2008
Note 4	-	1,300,000	12.00%	2008
Note 5	-	550,000	12.00%	2008
Note 6	100,000	-	20.00%	2009
Note 7	100,000	-	20.00%	2009
Note 8	250,000	-	13.00%	2009
Note 9	6,988,647	-	7.00%	2010
Note 10	384,636	-	7.25%	2013
Note 11	6,679,045	-	12.00%	N/A
Total face value of notes payable	$ 21,348,882	$ 8,946,554
Plus: debt issue costs payable	21,500	117,500
Less: unamortized debt issue costs	(158,414)	(53,133)
Less: notes payable, current	(7,300,969)	(9,010,921)
Total notes payable, noncurrent	$ 13,910,999	$ -

The carrying value of the assets collateralizing the Company’s notes payable as of December 31, 2008 and 2007, totals $27,585,062 and $19,427,898, respectively.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

The following table discloses note payable, related party amounts of the Company as of December 31, 2008 and 2007:

	2008	2007	Interest Rate	Maturity Date

Note 1 (Related Party)	$ -	$ 500,000	12.00%	2009
Note 2 (Related Party)	-	1,316,449	12.00%	2009
Note 3 (Related Party)	-	25,051	12.00%	2008
Note 4 (Related Party)	100,000	-	20.00%	2009
Note 5 (Related Party)	140,000	-	20.00%	2009
Total face value of notes payable, related party	$ 240,000	$ 1,841,500
Plus: debt issue costs payable, current	4,800	92,076
Less: unamortized debt issue costs, current	(2,874)	(23,153)
Less: notes payable, related party, current	(241,926)	-
Total notes payable, related party, noncurrent	$ -	$ 1,910,423

The carrying value of the assets collateralizing the Company’s notes payable, related party as of December 31, 2008 and 2007, totals $7,615,437.

In addition, during the twelve month periods ended December 31, 2008 and 2007, the Company repaid principal amounts of $4,410,865 and $700,000, respectively, in principal debt.  Of these amounts, related party principal debt repaid totaled $1,941,501 and $0, respectively (see Note 7).

In 2008, the Company organized Castle Arch Secured Development Fund, LLC (“CASDF”).  CASDF raises capital through its private placement offering, consisting of 12 percent Series A preferred units at $1.00 per preferred unit.  CASDF loans funds to certain Company projects and other third-party projects in exchange for origination fees, monthly interest, and principal repayment over a given term.  Accordingly, as of December 31, 2008, all intercompany transactions had been eliminated in consolidation; however, capital amounts raised through the private placement offering, net of redemptions totaling $364,000, totaled $6,679,045.  This amount has been included in notes payable, noncurrent, totaling $13,910,999 at December 31, 2008.

In 2008, one of the Company’s lenders (“Lender”) was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver.  At the time of the closure, the Company had two Promissory Notes outstanding with the Lender, totaling $5,380,193 and $1,466,361, respectively.  In June, 2008, both Promissory Notes became due and payable.  Prior to such closure, the Company was engaged in discussions with the Lender regarding extension of the Notes.  As of December 31, 2008 the FDIC had sold the two Promissory Notes to a third party lender, and the Company continues to communicate with this third party regarding possible modification of the terms of the loans.  Subsequent to the two Promissory Notes’ original maturity dates in June, 2008, the Company has continued to accrue corresponding interest on these loans at the default rate.

5.  COMMITMENTS AND CONTINGENCIES

During 2007, $400,000 in notes receivable matured.  This amount was collateralized with certain securities, which securities the Company obtained title to, and possession of, in January, 2008.  The December 31, 2007 fair value of the securities obtained in January, 2008 was less than the principal and interest payable to the Company.   Accordingly, the Company recorded a loss contingency at December 31, 2007, totaling $49,000, representing $17,000 and $32,000 in principal and associated accrued interest.  This loss contingency had been recorded in selling, general and administrative for the twelve month period ended December 31, 2007.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 2007, the Company’s Board of Directors elected to write off nonrefundable deposits and entitlement costs incurred related to a separate property.  The Company’s decision was based on the remote possibility that the project’s net present value would be positive.  Therefore, at December 31, 2007, the Company deemed it necessary to record an impairment of the project’s previously capitalized costs incurred, resulting in a loss contingency, totaling $715,186.  This amount has been recorded in cost of terminated projects for the twelve month period ended December 31, 2007.

During 2008, the Company’s Board of Directors passed a resolution, whereby the Company provided a guarantee of up to $10,000,000 to support CASDF and its preferred A unitholders.  This guarantee was deemed to be in the best interests of the Company because it is anticipated to increase CASDF’s ability to attract and maintain capital.  As of December 31, 2008, no contingency or expense related to the guarantee has been recorded as the possibility of exercising the guarantee is deemed remote by the Company.  Currently, the Company does not have liquid funds available to cover the guarantee, but liquidation asset values are deemed sufficient, should it be exercised.

6.  OTHER LONG TERM LIABILITIES

During 2007, the Company’s Board of Directors established an executive bonus plan, based on individual performance benchmarks to be met.  Any bonuses earned based on the bonus schedule established, are to be accrued for and paid upon Company profitability, and as cash flow permits.  As of December 31 2007, the Company accrued for $665,000 in bonuses earned.

The bonuses have been recorded in other long term liabilities as the events that will trigger payment is anticipated to occur after the earlier of the next business cycle or 12 months.

7.  RELATED-PARTY TRANSACTIONS

During 2008, the Company repaid related party principal debt amounts to its Chairman, Chief Executive Officer, and President, totaling $1,941,501.  In addition, the Company paid associated interest and debt issue costs, totaling $223,711 and $94,076, respectively.

During 2008, the Company entered into a promissory note payable agreement totaling $340,000 with its Chairman, CEO and Vice President.  This amount, in addition to $6,800 in debt issue costs payable, less $4,874 in associated unamortized debt issue costs, and less $100,000 in principal repayment, has been recorded in notes payable, current – related party, totaling $241,926 (see Note 4).  The proceeds realized were used to acquire certain water rights related to certain Company projects previously acquired.  The debt bears interest at 20 percent per annum, with principal and accrued interest due upon maturity in 2009.  In addition, associated debt issue costs totaling $4,800 are due upon maturity in 2009.

Certain officers of the Company provide office facilities and administrative services to the Company.  During the years ended December 31, 2008 and 2007, the Company incurred $336,000 and $192,000, respectively, in expenses related to these services provided.

During 2006, the Company entered into a sublease agreement with a separate entity, owned by an officer of the Company, for office space.  Pursuant to the terms of the agreement, the Company is required to make monthly payments, totaling $3,430, over the sublease term.  During the twelve month periods ended December 31, 2008 and 2007, the Company incurred annual costs totaling $41,160, which amounts were either paid or payable to the officer’s separate entity as of the respective periods’ end.  In February, 2009 the sublease agreement expired, along with the monthly payment.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

8.  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Effective April 2006, the Company adopted FIN 46(R), resulting in the consolidation of Castle Arch Kingman, LLC (“CAK”), a variable interest entity.  Accordingly, the Company has eliminated all intercompany transactions with CAK.  Members of the Company’s management team effectively control CAK pursuant to its operating agreement, wherein the Company and its managing members have been appointed as the managing member of CAK and, therefore, shall direct, manage and control and have complete authority, power, and discretion in decisions to accomplish the intended business and objectives of CAK.

The Company intends to fund CAK’s working capital requirements and future operating expenses through multiple private placement offerings.  As of December 31, 2008, CAK had raised equity capital through its Series A and Series B private placement offerings, which offerings consist of the placement of 1,200,000 and 400,000 membership units, respectively.  The Series A private placement offering comprises one preferred and five common units each at $25.00 per membership unit, whereas the Series B private placement offering comprises one preferred and five common units each at $37.50 per membership unit.  The preferred units of both private placement offerings bear a 6 percent cumulative, non-compounded preferred dividend.

At December 31, 2008 and 2007, the Company had accrued $1,002,204 and $419,091 of 6 percent preferred unit distributions payable to Series A preferred unitholders of CAK.  No accrual had been made by the Company for the 6 percent preferred unit distributions payable to Series B preferred unitholders of CAK as of December 31, 2008, as no investor capital had been raised pursuant to the offering.  The Company may, at its option, at any time, redeem any number of outstanding Series A preferred units at a rate of $25.00 per unit, and any number of outstanding Series B preferred units at a rate of $37.50 per unit, plus any accrued preferred dividends.

During 2008, the Company elected to close the Series A private placement offering prior to the placement of all 1,200,000 Series A membership units.  Accordingly, at December 31, 2008, CAK had successfully placed 400,405 Series A membership units.  At the close of the Series B private placement offering, the investors of CAK Series A and B membership units will collectively own all 800,405 outstanding preferred units and approximately 40 percent of all CAK outstanding common units, or 4,002,025 units.  The Company will own the other approximate 60 percent of CAK’s common units.  In addition, the Company will receive a management fee of 2 percent of all funds raised on CAK’s behalf.  This intercompany amount is eliminated upon consolidation.  At December 31, 2008 and 2007, CAK had raised $10,010,121 and $10,539,244 and, accordingly, had accrued a management fee payable to the Company totaling $200,202 and $210,785, respectively.

The minority interest of CAK in the Company’s earnings for the twelve month periods ended December 31 2008 and 2007 totals $137,333 and $315,628, respectively.  These amounts have been recorded in noncontrolling interest in consolidated LLCs, totaling $201,398 and $704,086 for the twelve month periods ended December 31, 2008 and 2007, respectively.

In June 2007, the Company consolidated Castle Arch Smyrna, LLC (“CAS”), a variable interest entity.  Accordingly, the Company has eliminated all intercompany transactions.  CAS was founded in June, 2007 by members and managers of the Company to develop over 615 acres of land in the Smyrna, Tennessee area into a residential community.  As of December 31, 2008 and 2007, the Company effectively owned 88 and 91 percent, respectively, of all outstanding common units of CAS, and members of the Company’s management team effectively control CAS.

The Company intends on funding CAS’s working capital requirements and future operating expenses through multiple private placement offerings, the first of which consists of the placement of 5,000 Series A membership units, comprised of one common and four preferred A units each at $400.00 per membership unit (see note 1).  The Company may, at its option, at any time, redeem any number of outstanding CAS preferred units at a rate of $100.00 per unit, plus any accrued preferred dividends.  At the close of the Series A offering, the investors of CAS are to collectively own all 20,000 of CAS outstanding redeemable preferred A units and approximately 5 percent of CAS authorized common units, or 5,000 units.  The Company is to own the other 85 percent of CAS’s common units.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

8.  CONSOLIDATION OF VARIABLE INTEREST ENTITIES (CONTINUED)

During 2007, the Company elected to extend the Series A private placement offering and, during 2008 the Company elected to close the Series A private placement offering.  Accordingly, at December 31, 2008 and 2007, CAS had successfully placed $4,537,400 and $4,143,000, or 11,344 and 10,538 Series A membership units.

The minority interest of CAS in the Company’s earnings during the twelve month periods ended December 31, 2008 and 2007, totaled $64,065 and $388,458, respectively.  These amounts have been recorded in noncontrolling interest in consolidated LLCs, totaling $201,398 and $704,086 for the twelve month periods ended December 31, 2008 and 2007, respectively.

A reconciliation of the minority interest in CAK and CAS at December 31, 2007 is as follows:

	CAK	CAS	Totals
Beginning balance:	$ 2,189,203	$ -	$ 2,189,203
Add: Capital raised	7,343,968	3,630,000	10,973,968
Funds received from subscriptions receivable	799,082	-	799,082
Minority interest in common units issued in Company’s subsidiary	366,137	78,000	444,137
Less: Subscriptions receivable	(1,205,900)	(602,000)	(1,807,900)
Minority interest in current year loss	(315,628)	(388,458)	(704,086)
Minority interest in referral fees of Company’s subsidiary	(395,429)	(169,500)	(564,929)
Minority interest in accrued dividend of Company’s subsidiary	(383,552)	(116,695)	(500,247)
Ending balance	$ 8,397,881	$ 2,431,347	$ 10,829,228

A reconciliation of the minority interest in CAK and CAS at December 31, 2008 is as follows:

	CAK	CAS	Totals
Beginning balance:	$ 8,397,881	$ 2,431,347	$ 10,829,228
Add: Capital raised	-	907,400	907,400
Funds received from subscriptions receivable	726,777	602,000	1,328,777
Minority interest in common units issued in Company’s subsidiary	(142,805)	-	(142,805)
Less: Subscriptions receivable	(50,000)	-	(50,000)
Minority interest in current year loss	(137,333)	(64,065)	(201,398)
Minority interest in referral fees of Company’s subsidiary	(33,919)	(45,656)	(79,575)
Minority interest in accrued dividend of Company’s subsidiary	(583,113)	(578,885)	(1,161,998)
Ending balance	$ 8,177,488	$ 3,252,141	$ 11,429,629

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

9.  MEMBERS’ EQUITY

Each membership unit issued to date consists of one common unit and any number of preferred units depending upon the offering.  The Company is authorized to issue up to 50,000,000 common units and 100,000,000 preferred units.

As of December 31, 2008 and 2007 common units issued and outstanding totaled 27,957,252 and 26,990,212, respectively.  Of these amounts, 19,354,382 and 18,873,073 represents founders’ capital and referral and other consulting fees paid in the form of common units as of December 31, 2008 and 2007, respectively.  The value attributable to the respective common units varies.  Founders’ capital consists of 16,000,000 common units issued and outstanding and was valued at $.001 per unit at inception of the Company.

Common units representing referral and other consulting fees are valued based on payment options available to the recipient which provide for payment solely in the form of cash, or a combination of cash and units. Accordingly, the valuation of common units to be paid for referral and consulting fees is based on the amount of cash the individual would have been paid had he or she selected the “cash only” option.  This value was used for all referral and consulting fees to be paid in the form of common units in each respective private placement regardless of whether the individual actually elected the “cash only” option.

During 2008, the Company elected to modify its approach in valuing common units representing referral and other consulting fees.  This change was deemed preferable by the Company, as the previous approach became nonapplicable after the Company substantially abandoned the payment option allowing for certain payments in the form of cash, or a combination of cash and units.  Accordingly, the Company performed an internal valuation of its common units during the twelve month period ended December 31, 2008 and, as a result of this valuation, it was determined that the value of common units representing referral and other consulting fees totaled $.02 per unit (see Note 11).  This valuation methodology was adopted by the Company, effective January 1, 2008.

Utilizing these valuation methodologies, at December 31, 2008 and 2007, the Company had issued the following common units to advisory council members, board members, consultants, and as referral fees:

	Number of Units Issued	Value per Unit	Total
Round A	38,750	$ .50	$ 19,375
Round B	30,076	1.00	30,076
Round C	124,451	1.50	186,677
Round D	2,679,796	2.50	6,699,490
Balance, December 31, 2007	2,873,073		$ 6,935,618
2008 Common units issued as referral fees	29,450.02		589
2008 Common units issued to board members	62,500.02		1,250
2008 Common units issued to consultants	403,700.02		8,074
Balance, December 31, 2008	3,368,723		$ 6,945,531

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

9.  MEMBERS’ EQUITY (CONTINUED)

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

The Series E preferred units may be redeemed at a price of $10.00 per unit.  The Series E preferred units have preferred dividend rights equal to 8 percent per year on a cumulative noncompounded basis.  Theses preferred dividends will be paid in cash upon redemption of Series E preferred units and after return of principal.  Holders of Series E preferred units have no voting rights.  The Company may, at its option, at any time, redeem any number of outstanding Series E preferred units at a rate of $10.00 per unit, plus any accrued preferred dividends.

As of December 31, 2008 and 2007, the Company had accrued $7,244,445 and $4,716,080, respectively, of 8 percent preferred unit distributions payable to preferred unit holders based on the period of time elapsed from receipt of funds by the respective preferred unit holders to date.  In addition, CAK had accrued $1,002,204 and $419,091, respectively, of 6 percent preferred unit distributions payable, and CAS had accrued $695,580 and $116,696, respectively, of 14 percent preferred unit distributions payable, resulting in a total preferred dividend payable of $8,942,229 and $5,251,867, respectively.

The holders of the Company’s common units are entitled to one vote for each unit held of record by them and may not accumulate votes.  This means that the holders of more than 50 percent of the common units voting for the election of directors can elect all of the directors if they choose to do so.  In such event, the holders of the remaining common units will not be able to elect any person to the board of directors.  The holders of the common units are entitled to receive

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

9.  MEMBERS’ EQUITY (CONTINUED)

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

10.  RETROSPECTIVE APPLICATION OF CHANGE IN ACCOUNTING PRINCIPLE

During the three month period ended March 31, 2008, the Company changed the method it was using in order to determine the noncontrolling interest calculation in the Company’s earnings.  Specifically, during the three month period Castle Arch Real Estate Investment Company (the “Parent”), LLC has been paying substantial operating costs on behalf of its subsidiaries, Castle Arch Kingman, LLC (“CAK”) and Castle Arch Smyrna, LLC (“CAS”).  The consolidated financial statements of prior periods presented only the net losses of the minority interests attributable to costs borne by the subsidiaries themselves.  As a result, the respective subsidiary’s noncontrolling interests’ portion of losses incurred within the subsidiary did not properly reflect the economic substance of the relative costs they were incurring in relation to the consolidated entities costs.

Therefore, it was deemed preferable to employ a different method of cost allocation so as to accurately compute the respective subsidiary’s noncontrolling interest.   Accordingly, during the twelve month period ended December 31, 2008, the Company reallocated certain costs, previously borne by CAREIC on the subsidiaries behalf, based on the entity’s respective percentage of capital raised on a consolidated basis.

By employing this method of cost allocation the Company will better allocate costs amongst the Parent, CAK and CAS, as the nature of the costs being reallocated are those costs incurred to raise capital through the Company’s respective offerings.  Thus, the approach is deemed preferable by the Company.  The retroactive application of the new method resulted in a decrease in Company losses, totaling $334,748, which amount has been included in the Company’s retained earnings as of December 31, 2007, representing the first period presented in which the change was adopted.

Below are pro forma results of the retrospective application of this change in accounting principle implemented by the Company for the twelve month periods ended December 31, 2008 and 2007, and from April 15, 2004 (Inception) through December 31, 2006:

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

10.  RETROSPECTIVE APPLICATION OF CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

For the twelve months ended December 31, 2008:

	New Method	Prior Method	Effect of Change in Accounting Principle
Noncontrolling interest in losses of consolidated subsidiaries	$ 201,398	$ 88,166	$ 113,232

The effect of the change on the twelve month period ended December 31, 2008 was to increase the noncontrolling interest in losses of consolidated LLCs by $113,232 and decrease the net loss by the same amount, or $.00 per common unit.

For the twelve months ended December 31, 2007:

	New Method	Prior Method	Effect of Change in Accounting Principle
Noncontrolling interest in losses of consolidated subsidiaries	$ 704,086	$ 417,464	$ 286,622

The effect of the change on the twelve month period ended December 31, 2007 was to increase the noncontrolling interest in losses of consolidated LLCs by $286,622 and decrease the net loss by the same amount, or $.01 per common unit.

For the period from April 15, 2004 (Inception) through December 31, 2006:

	New Method	Prior Method	Effect of Change in Accounting Principle
Noncontrolling interest in losses of consolidated subsidiaries	$ 103,131	$ 55,005	$ 48,126

The effect of the change on the period from April 15, 2004 (Inception) through December 31, 2006 was to increase the noncontrolling interest in losses of consolidated LLCs by $48,126 and decrease the net loss by the same amount.  The proforma amounts reflect the effect of retroactive application on minority interest had the new method been in effect.

11.  CHANGE IN ACCOUNTING ESTIMATE

Prior to January 1, 2008, Company common units issued to advisory council members, board members, consultants, and as referral fees were valued based on payment options available to the recipient which, in certain instances, provided for payment solely in the form of cash, or a combination of cash and units. Accordingly, the valuation of common units to be paid for referral and consulting fees was based on the amount of cash the individual would have been paid had he or she selected the “cash only” option.  This value was used for advisory council member, board member, consulting, and referral fees paid in the form of common units in each respective private placement regardless of whether the individual actually elected the “cash only” option.

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

11.  CHANGE IN ACCOUNTING ESTIMATE (CONTINUED)

During 2008, the Company elected to modify its approach in valuing common units representing referral and other consulting fees, resulting in a change in accounting estimate.  This change in accounting estimate was deemed preferable by the Company, as the previous approach became nonapplicable after the Company substantially abandoned the payment option allowing for certain payments in the form of cash, or a combination of cash and units.  Accordingly, the Company performed an internal valuation of its common units during the twelve month period ended December 31, 2008 and, as a result of this valuation, it was determined that the value of common units totaled $.02 per unit.  This valuation methodology was adopted by the Company, effective January 1, 2008.

The following table reflects the effect on loss from continuing operations, and net loss of the Company for the twelve month period ended December 31, 2008:

	New Method (Incorporating Change in Accounting Estimate)	Prior Method	Effect of Change in Accounting Estimate
Loss from continuing operations	$ (8,143,020)	$ (9,329,372)	$ 1,186,352
Net loss	(7,941,622)	(9,127,974)	1,186,352
Net loss per common unit	$ (.29)	$ (.33)	$ .04

The Company has recorded a corresponding reduction in its members’ capital, common units at December 31, 2008 totaling $1,186,352.

12.  CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During 2008, the Company adopted SFAS 34 “Capitalization of Interest Cost.”  Previously, the Company had expensed interest costs related to loans, secured by Company assets undergoing activities necessary to get it ready for its intended use.  However, pursuant to SFAS 34, these Company assets are qualifying assets, or assets intended for sale or otherwise produced as discrete projects and, therefore, expenditures to acquire the land qualify for interest capitalization while those activities are in progress.

Accordingly, the Company deemed it appropriate to record a prior period adjustment, reflecting capitalization of previously expensed interest costs.  This prior period adjustment has resulted in the restatement of previously issued financial statements of the Company as of December 31, 2007.  The following table reflects the effect of the prior period adjustment on the Company’s financial statements as of and for the twelve month period ended December 31, 2007:

	Restated Amount (Incorporating Prior Period Adjustment)	Prior Amount	Effect of Prior Period Adjustment
Properties held for investment	$ 36,235,337	$ 34,520,393	$ 1,714,944
Retained deficit	(19,114,915)	(20,829,859)	1,714,944
Interest expense	(124)	(1,147,257)	1,147,133
Loss from continuing operations before noncontrolling interest	(11,787,703)	(12,934,836)	1,147,133
Net loss	(11,083,617)	(12,230,750)	1,147,133
Net loss per common unit	$ (.45)	$ (.49)	$ .04

Castle Arch Real Estate Investment Company, LLC

Notes to the Consolidated Financial Statements

December 31, 2008

13.  DEVELOPMENT STAGE ENTERPRISE

Prior to 2008, the Company had yet to receive significant revenues from its planned principal operations and, therefore, it was considered a development stage enterprise as per the Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  Moreover, the Company’s activities were primarily devoted to raising capital and acquiring operating assets, in addition to other efforts devoted to establishing its business.

During 2008, the Company sold 72 acres for $1,980,000.   As a result of the sale, the Company is no longer considered a development stage enterprise and, therefore, the Company’s financial statements are no longer identified as those of a development stage enterprise.  In addition, certain descriptive captioning and disclosure, specific to development stage enterprises, has been omitted from the Company’s financial statements as of December 31, 2008.

14.  SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company organized Castle Arch Opportunity Partners I, LLC (“CAOP”) and Castle Arch Lease – to – Own Income Fund, LLC (“CALTO”) in the state of Nevada.  Both entities have been created to acquire, manage and dispose of distressed residential properties.  CAOP intends to fund its capital and working capital requirement through a $10,000,000 Series A private placement offering, comprised of 100,000 investment units, consisting of one common and one preferred A unit, which bears an annual, simple 15 percent cumulative coupon rate.  CALTO intends to fund its capital and working capital requirements through a $25,000,000 Series A private placement offering, consisting of $1.00 preferred units bearing an annual, simple, 10 percent noncumulative coupon rate.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).

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

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table shows information about our executive officers and directors as of December 31, 2008:

Name	Age	Position
William Davidson	56	Chairman of the Board of Directors

Kirby D. Cochran	54	Director and Chief Executive Officer

Robert D. Geringer	49	Director and President

Douglas W. Child	48	Director and Chief Financial Officer

Jeff Austin	53	Director and President Of Worldwide Development

William Warwick	72	Director

William H. Davidson, Ph.D., Chairman and independent member of the board of directors, age, 56, began his career in academia, serving as a tenured Professor of Management at the Marshall School of Business, University of Southern California, from 1985 to 1998. He was acknowledged as the most widely-cited academic in the field of international management over the decade spanning 1985 to 1995. Fortune Magazine selected his book “2020 Vision” (with Stan Davis) as the Best Business Book of the Year in 1992. His most recent book, “Breakthrough”, was published by John Wiley Press in 2004.

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

Kirby D. Cochran, chief executive officer and member of the board of directors, age 54, has extensive knowledge and experience investing in growth, emerging growth and established operating companies. He has invested in and developed many real estate projects, and has focused largely upon projects involving raw land. He has served as a director of six investment funds, and managed, led and helped raise over one billion dollars of equity and debt.  He has also developed proprietary capitalization models using debt and equity instruments for the investment, acquisition and operation of several companies.

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

Robert Geringer, president and member of the board of directors, age 49, is an experienced and diversely skilled entrepreneur in a variety of industries, with a particular focus on real estate. He has years of experience as an accomplished tax and business attorney, whereby he gained practical and legal experience in development, finance, taxation, syndications, mergers and acquisitions, and creative financing solutions to maximize real estate values.

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

Douglas W. Child, chief financial officer and member of the board of directors, age 48, is a partner of Child, Van Wagoner & Bradshaw, PLLC. As the managing member of two other real estate and holding company LLCs, he is experienced in a broad array of real estate areas, including residential development and real estate taxation. His specialties include financial statement and compliance audits for publicly held entities, HUD and RD affordable housing projects, private investment funds, small businesses, and non-profit organizations.

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

Jeff Austin, president of worldwide development and member of the board of directors, age 53, has over 27 years of experience in real estate, sales, marketing and business infrastructure. His industry experience ranges from real estate to high-tech hardware and software services corporations. He has successfully established and grown companies to high levels of performance with his strong ability to attract strategic partners and build relationships between and within businesses internationally.

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

William Warwick, independent member of the board of directors, age 72, is a business consultant with over 40 years of experience, primarily in the telecommunications industry. Mr. Warwick most recently served as Senior Vice President, AT&T, and Chairman and CEO, AT&T China, Ltd. and continues to serve as Chairman, AT&T China.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that despite the fact that there is no market for its securities, during the fiscal year ended December 31, 2008, Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were not complied with.

Code of Ethics

We  have not formally adopted a code of ethics. Our failure to adopt such a code of ethics was inadvertent. We intend to adopt a formal code of ethics in 2009 which contain written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Commission and in other public communications made by us; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and Accountability for adherence to the code.

We further intend in 2009 to file with the Commission a copy of our code of ethics that applies to that applies to our principal executive officer, principal financial officer, and principal accounting officer as an exhibit to our next annual report. We also intend to post the text of such code of ethics on our Internet website and disclose, in our next annual report, our Internet address and the fact that we have posted such code of ethics on our Internet Web site

Corporate Governance

During the period ended December 31, 2008, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended December 31, 2008 to our named executive officers is detailed in the following table.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp.	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total ($)
Kirby D. Cochran CEO	2008 2007	$260,000 $300,000	$-- $--	-- --	-- --	-- --	$40,000 $--	$24,000 $24,000	$324,000 $324,000
Robert D. Geringer President	2008 2007	$260,000 $300,000	$-- $--	-- --	-- --	-- --	$40,000 $--	$240,000 $120,000	$540,000 $420,000
Douglas W. Child CFO	2008 2007	$180,000 $180,000	$-- $--	-- --	-- --	-- --	$24,000 $--	$20,000 $20,000	$224,000 $200,000
Jeff Austin President	2008 2007	$260,000 $238,167	$125,000 $175,000	-- --	-- --	-- --	$40,000 $--	$40,000 $40,000	$465,000 $453,167

1.

In February 2009, executive salaries were reduced to half of their 2008 salaries reflected in the salary column.

2.

The “all other compensation” column reflects office allowance. In the case of Mr. Geringer, the $240,000 in “other compensation” is paid to offset a sublease agreement with Mr. Geringer of the company’s headquarters in California.

Long-Term Incentive Plan Awards/Employment Agreements

During 2008, our Board of Directors established a bonus schedule, based on individual performance benchmarks to be met.  Any bonuses earned based on the bonus schedule established, are to be accrued for and paid upon our profitability, and as cash flow permits.  Accordingly, these amounts are recorded in other long term liabilities as the events that will trigger payment is anticipated to occur after the next business cycle or twelve months, whichever is sooner.

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

Option Grants

We did not grant any options to our executive officers in the fiscal year ended December 31, 2008.

Option Exercises and Year-End Option Values

None of our executive officers held any options as of December 31, 2008.

Compensation of Our Independent Directors

William Davidson and William Warwick, each of whom are members of our board of directors not serving as executive officers or employees receive director fees of $125,000 and $40,000 per annum, respectively.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about the beneficial ownership of our common stock as of December 31, 2008 by:

*

each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

*

each of our directors and named executive officers;

*

all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.  The percentage of beneficial ownership of our common units subject to this annual report is based on a total of 28,428,890 common units outstanding as of April 15, 2009. Preferred units which we intend to redeem at prices ranging from $1.00 to $5.00 per unit total 12,060,634 issued and outstanding of which 576,500 or 4. 87% are owned by our executive officers.

Name and Address of Beneficial Owner	Number of Common Units Beneficially Owned (1)	Percentage of Class
Kirby D. Cochran (2) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	7,510,667	26.42%
Robert D. Geringer (3) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	4,270,667	15.02%
Jeff Austin (4) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	3,100,000	10.90%
Douglas W. Child (5) 1284 Flint Meadow Dr., Suite D Kaysville, UT 84037	1,075,867	3.78%
William H. Davidson (6) 9595 Wilshire, Suite PH 1000 Beverly Hills, CA, 90212	1,128,000	3.97%
All current directors and executive officers as a group (5 persons)	17,085,201	60.10%

(1)

Units include common units only; our preferred shares are not convertible into commons shares or other voting shares.

(2)

Kirby D. Cochran is our chief executive officer and a member of our board of directors and owns a total of 7,675,167 units consisting of 7,510,667 common units and 164,500 preferred units.

(3)

Robert D. Geringer is our president and a member of our board of directors and owns a total of 4,435,167 units consisting of 4,270,667 common units and 164,500 preferred units.

(4)

Jeff Austin is our president of worldwide development and a member of our board of directors and owns a total of 3,267,500 units consisting of 3,100,000 common units and 167,500 preferred units.

(5)

Douglas W. Child is our chief Financial officer and a member of our board of directors and owns a total of 1,115,867 units consisting of 1,075,867 common units and 80,000 preferred units.

(6)

William H. Davidson is the Chairman of our board of directors and owns a total of 1,128,000 common units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Our Officers and Directors

During 2008, we repaid related party principal debt amounts to our Chairman William Davidson, our Chief Executive Officer, Kirby D. Cochran, and our President Robert Geringer, totaling $1,941,501.  In addition, we paid associated interest and debt issue costs, totaling $223,711 and $94,076, respectively. We believe that the terms of these notes to be fair and consistent with, if not superior, to terms available in the market at the time of the transactions.

During 2008, we entered into a promissory note payable agreement totaling $340,000 with our Chairman William Davidson, our Chief Executive Officer, Kirby D. Cochran, and our Vice President Jeff Austin.  This amount, in addition to $6,800 in debt issue costs payable, less $4,874 in associated unamortized debt issue costs, and less $100,000 in principal repayment, has been recorded in notes payable, current – related party, totaling $241,926 (see Note 4 to our financial statements).  The proceeds realized were used to acquire certain water rights related to one of our ongoing projects.  The debt bears interest at 20 percent per annum, with principal and accrued interest due upon maturity in 2009.  In addition, associated debt issue costs totaling $4,800 are due upon maturity in 2009. We believe that the terms of these notes to be fair and consistent with, if not superior, to terms available in the market at the time of the transactions.

Our office space is leased from our officers

Several of our officers provide office facilities and administrative services to us.  During the year ended December 31, 2008, we paid $296,666 to six officers and directors or their affiliated entities for facilities and administrative services. These expenses as to Messrs. Cochran, Child, Austin and Geringer are reflected in the Summary Compensation Table. William Davidson and William Warwick also received $8,333, respectively. In addition to these payments, $59,333 in office allowance for these individuals was accrued.

During 2006, we entered into a sublease agreement for office space with a separate entity, owned by Douglas W. Child, our chief financial officer.  Pursuant to the terms of the agreement, we are required to make monthly payments, totaling $3,430, over the sublease term.  During the twelve month periods ended December 31, 2008 and 2007, we incurred annual costs totaling $41,160, which amounts were either paid or payable to the officer’s separate entity as of the respective periods’ end.  In February, 2009, the sublease agreement expired, along with the monthly payment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by us for services rendered by Bouwhuis, Morrill & Company, LLC for the years ended December 31, 2008 and December 31, 2007:

	2008	2007
Audit Fees	$18,000	$14,000
Audit-Related Fees (10Q reviews)	8,200	7,288
Tax Fees	n/a	n/a
All Other Fees	n/a	n/a

Total	$26,200	$21,288

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1). Financial Statements:

See Item 8 above.

(2). Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

(3). and (b) Exhibits:

*3.1

Certificate of Incorporation

*3.2

Amended Operating Agreement Dated May 12, 2005

*10.1

Consulting Agreement dated October 8, 2004 between Kirby D. Cochran and

Castle Arch Real Estate Investment Company, L.L.C.

*10.2

Consulting Agreement dated October 8, 2004 between Robert D. Geringer and

Castle Arch Real Estate Investment Company, L.L.C.

*10.3

Addendum dated February 16, 2005 to the Consulting Agreement dated October

8, 2004 between Robert D. Geringer and Castle Arch Real Estate Investment

Company, L.L.C.

*10.4

Consulting Agreement dated August 6, 2004 between Jeff Austin and Castle

Arch Real Estate Investment Company, L.L.C.

*10.5

Consulting Agreement dated October 8, 2004 between Doug Child and Castle

Arch Real Estate Investment Company, L.L.C.

*10.6

Addendum dated March 18, 2005 to the Consulting Agreement dated October 8,

2004 between Kirby D. Cochran and Castle Arch Real Estate Investment

Company, L.L.C.

*10.7

Addendum dated March 18, 2005 to the Consulting Agreement dated October 8,

2004 between Robert D. Geringer and Castle Arch Real Estate Investment

Company, L.L.C.

*10.8

Addendum dated March 18, 2005 to the Consulting Agreement dated August 6,

2004 between Jeff Austin and Castle Arch Real Estate Investment Company,

L.L.C.

*10.9

Addendum dated March 18, 2005 to the Consulting Agreement dated October 8,

2004 between Doug Child and Castle Arch Real Estate Investment Company,

L.L.C.

*10.10

Reassignment and Assumption of the Purchase and Sale Agreement (Coalinga)

dated June 8, 2005 between Brett Baillio and Castle Arch Real Estate Investment

Company, L.L.C.

*10.11

Reassignment and Assumption of the Purchase and Sale Agreement (Firebaugh)

dated June 8, 2005 between Brett Baillio and Castle Arch Real Estate Investment

Company, L.L.C.

*10.12

Purchase Agreement (Tooele) dated May 4, 2005 between Triple M, LLC and

Castle Arch Real Estate Investment Company, L.L.C.

*10.13

Purchase Agreement (Tooele) dated May 5, 2005 between Highway 1 Group,

Inc. and Castle Arch Real Estate Investment Company, L.L.C.

*10.14

Purchase Agreement (Tooele) dated May 5, 2005 between Highway 1 Group,

Inc. and Castle Arch Real Estate Investment Company, L.L.C.

*10.15

Purchase Agreement (Imperial) dated May 26, 2005 between Abatti, Michael and

Castle Arch Real Estate Investment Company, L.L.C.

*10.16

Purchase Agreement (Imperial) dated June 3, 2005 between Wah, Anne 1984

Trust and Castle Arch Real Estate Investment Company, L.L.C.

*10.17

Purchase Agreement (Kingman) dated August 31, 2005 between Mountain States

Development Co. and Castle Arch Real Estate Investment Company, L.L.C.

*10.18

Purchase Agreement (Kingman) dated September 13, 2005 between Mountain

States Development Co. and Castle Arch Real Estate Investment Company,

L.L.C.

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

  32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Previously filed

No reports on Form 8-K were filed by the Company during the twelve months ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2009.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)