Form 10-Q
period 2009-03-31
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2009-05-15
CIK 1321742

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .	Non-Accelerated Filer . (Do not check if a smaller reporting company)	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 28,444,291 common units and 12,046,035 preferred units, outstanding as of May 15, 2009.

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

Castle Arch Real Estate Investment Company, LLC

Financial Statements

For the three month periods

ended March 31, 2009 and 2008

Castle Arch Real Estate Investment Company, LLC

Index to Unaudited Financial Statements

For the three month periods

ended March 31, 2009 and 2008

Unaudited Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	6

Unaudited Consolidated Statements of Operations for the three month period ended
March 31, 2009; and for the three month period ended March 31,
2008;	7

Unaudited Consolidated Statements of Cash Flows for the three month period ended
March 31, 2009; and for the three month period ended March 31,
2008;	8-9

Notes to the Unaudited Consolidated Financial Statements	10-12

Castle Arch Real Estate Investment Co LLC

Consolidated Balance Sheets (Unaudited)

ASSETS	March 31, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$681,168	$140,393
Interest receivable	85,093	77,548
Prepaid expenses and other current assets	127,461	103,018
Total current assets	893,722	320,959

Property and equipment:
Office equipment	69,834	69,513
Less: accumulated depreciation	(29,690)	(26,761)
Net property and equipment	40,144	42,752

Other assets:
Notes receivable – noncurrent	255,000	255,000
Other properties held for sale	1,405,136	1,219,940
Other properties held for investment	45,371,761	48,800,297
Earnest money and other deposits	740,000	148,500
Total other assets	47,771,897	50,423,737
Total assets	$48,705,763	$50,787,448

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$822,948	$893,144
Accounts payable – related party	14,975	14,975
Other accrued expenses	1,867,651	1,261,626
Notes payable – current	7,306,707	7,300,969
Notes payable, current – related party	242,204	241,926
Total current liabilities	10,254,485	9,712,640

Noncurrent liabilities:
Notes payable – noncurrent	15,356,783	13,910,999
Preferred dividends payable	9,965,562	8,942,229
Other noncurrent liabilities	660,000	665,000
Total noncurrent liabilities	25,982,345	23,518,228
Total liabilities	36,236,830	33,230,868

Members’ Capital:
Noncontrolling interest in consolidated LLCs	11,748,475	11,429,629
Common units, 28,249,875 and 27,957,252, respectively,
issued and outstanding, ranging from $.001 to $2.50
per unit	6,961,531	6,961,531
Non-managing members’ units, Series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	472,801	492,527
Non-managing members’ units, Series B preferred,
2,000,000 units issued and outstanding, $1.00 per unit	1,026,222	1,065,674
Non-managing members’ units, Series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	1,865,309	1,930,405
Non-managing members’ units, Series D preferred,
5,042,160 units issued and outstanding, $5,00 per unit	17,933,539	18,375,643
Non-managing members’ units, Series E preferred,
567,480 units issued and outstanding, $10.00 per unit	5,251,729	4,357,708
Retained deficit	(32,790,673)	(27,056,537)
Total members’ capital	12,468,933	17,556,580
Total liabilities and members’ capital	$48,705,763	$50,787,448

See accompanying notes to the consolidated financial statements.

Castle Arch Real Estate Investment Co LLC

Consolidated Statements of Operation (Unaudited)

	For the three month	For the three month
	period ended	period ended
	March 31, 2009	March 31, 2008

Revenues:
Sales	$-	$-
Cost of sales	-	-
Gross margin		-

Operating expenses:
Selling, general and administrative	1,374,055	2,301,703
Depreciation	3,491	3,070
Cost of terminated projects	15,454	6,970
Impairment of long lived assets	4,294,316	-

Operating income / (loss)	(5,687,316)	(2,311,743)

Other revenues / (expenses)
Interest income	7,607	5,017
Interest expense	(286)	(-)
Amortization of debt issue costs	(56,832)	(65,538)
Loss on disposal of fixed assets	(3,635)	-

Income / (loss) from continuing operations
before noncontrolling interest in losses
of consolidated LLCs	(5,740,462)	(2,372,264)

Noncontrolling interest in losses of
consolidated LLCs	6,326	119,324

Net loss	$(5,734,136)	$(2,252,940)

Accumulated preferred dividends	$(716,174)	$(565,987)

Net loss available to common unitholders	$(6,450,310)	$(2,818,927)

Net loss per common unit	$(0)	$(0)

Weighted average common units outstanding	28,076,347	27,028,630

Castle Arch Real Estate Investment Co LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the three month	For the three month
	period ended	period ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net loss	$(5,734,136)	$(2,252,940)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,491	3,070
Loss on disposal of fixed assets	3,635	-
Amortization of debt issue costs	56,832	65,538
Impairment of long lived assets	4,294,316	-
Noncontrolling interest in losses of LLCs	(6,326)	(119,324)
Professional outside services paid in the form
of common units	-	2,000
Professional outside services paid in the form
of assets transferred to broker dealer	-	300,000
Changes in operating assets and liabilities:
Interest receivable	(7,545)	11,942
Prepaid investment banking fees	-	359,383
Properties held for sale	(185,196)	-
Properties held for investment	(865,780)	(2,204,894)
Prepaid expenses and other current assets	(24,443)	3,600
Accounts payable	(70,196)	268,047
Accounts payable – related party	-	41,699
Interest payable – related party	-	67,981
Other accrued expenses	606,025	6,564
Other noncurrent liabilities	(5,000)	-
Net cash used in operating activities	(1,934,323)	(3,447,334)

Cash flows from investing activities:
Earnest money and other deposits	(591,500)	-
Purchase of property, plant and equipment	(4,518)	-
Net cash used in investing activities	(596,018)	-

Cash flows from financing activities:
Proceeds from issuance of investment units	2,868,836	1,861,357
Proceeds from subscriptions receivable	-	1,807,900
Offering costs	(45,774)	(84,505)
Proceeds from notes payable, noncurrent	400,000	-
Repayment of notes payable, noncurrent	(2,605)	-
Repayment of notes payable, current	(108,596)	(1,450,000)
Debt issue costs	(40,745)	-
Net cash provided by financing activities	$3,071,116	$2,134,752

Net increase (decrease) in cash	540,775	(1,312,582)
Cash at beginning of period	140,393	1,556,730
Cash at end of period	$681,168	$244,148

Castle Arch Real Estate Investment Co LLC

Consolidated Statements of Cash Flows (Unaudited) Continued

	For the three month	For the three month
	period ended	period ended
	March 31, 2009	March 31, 2008

Non-cash investing and financing activities:

Preferred dividend payable	$1,023,333	$801,741
Issuance of notes payable in exchange for other
properties held for investment	-	8,257,371
Subscriptions receivable	1,747,720	1,268,447
Referral fees issued in the form of common
units	-	76,251

Supplemental disclosures:

Cash paid for interest	$211,776	$240,780

Castle Arch Real Estate Investment Co LLC

Notes to Unaudited Consolidated Financial Statements

1.   METHOD OF REPORTING AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared by Castle Arch Real Estate Investment Company, LLC (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its most recent Form 10-K.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The accompanying consolidated financial statements include the accounts of the Company, as well as the accounts of the following entities:

Entity	Date of Organization

Castle Arch Kingman, LLC (“CAK”)	April, 2006
Castle Arch Smyrna, LLC (“CAS”)	June, 2007
Castle Arch Secured Development Fund, LLC (“CASDF”)	January, 2008
Castle Arch Asia, Limited (“CAA”)	September, 2008
Castle Arch Opportunity Managers, LLC (“CAOP Managers”)	March, 2009
Castle Arch Opportunity Partners I, LLC (“CAOPI”)	March, 2009
Castle Arch Lease-to-Own Managers, LLC (“CALTO Managers”)	March, 2009
Castle Arch Lease-to-Own Income Fund, LLC (“CALTO”)	March, 2009

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R) ("FIN 46(R)"), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity.  CAK, CAS, CASDF, CAA, CAOP Managers, CAOPI, CALTO Managers and CALTO are considered variable interest entities of which the Company is the primary beneficiary.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.  MATERIAL TRANSACTIONS

During the three month period ended March 31, 2009 the Company organized CAOP Managers and CAOPI.  CAOP Managers is a wholly owned entity of the Company and was organized to manage and control all affairs of CAOPI.  CAOP Managers has the responsibility and final authority in substantially all matters affecting CAOPI.

Castle Arch Real Estate Investment Co LLC

Notes to Unaudited Consolidated Financial Statements

2.  MATERIAL TRANSACTIONS (CONTINUED)

The Company organized CAOPI to raise equity capital through a private placement offering (the “CAOPI Fund”), which capital is to be used to acquire, manage, and dispose of distressed residential properties.  The CAOPI Fund is designed to issue 100,000 Investment Units, consisting of one common and one preferred A unit, at $100 per unit.  Holders of the CAOPI Fund Investment Units are entitled to the greater of a 15 percent annual return or 25 percent of all profits realized.  As of March 31, 2009, the Company had raised $584,000 through the CAOPI Fund, resulting in the issuance of 5,840 Investment units, or 5,840 common and preferred A units.  These amounts have been recorded in noncontrolling interest in consolidated LLCs, totaling $11,748,475.

In addition, during the three month period ended March 31, 2009 the Company organized CALTO Managers and CALTO.  CALTO Managers is a wholly owned entity of the Company and was organized to manage and control all affairs of CALTO.  CALTO Managers has the responsibility and final authority in substantially all matters affecting CALTO.

CALTO was organized to raise equity capital through a private placement offering (the “CALTO Fund”), which capital is to be used to acquire, manage, and dispose of distressed residential properties.  The CALTO Fund is offering 10 percent Series A Preferred Units at $1.00 per unit.  As of March 31, 2009, CALTO had raised $50,000, resulting in the issuance of 50,000 Series A Preferred Units.  Interest is to be paid to holders of the Series A Preferred Units at the holder’s election, resulting in a monthly interest payout, or accrual of the same.

CALTO, in connection with an unrelated third party, has established a lease-purchase program that purchases single-family homes from banks and other financial institutions, and at the time of funding the purchase, leases these homes to qualified tenants who have purchased an option to acquire the home, at a higher price, from CALTO.

During the three months ended March 31, 2009, the Company continued it efforts to finalize entitlements and begin the development of a certain project.  Accordingly, the Company secured $300,000 in debt financing to fund a portion of the initial phase’s major on-site improvements.  The debt financing bears interest at 18 percent per annum, with interest only payments due monthly.  In addition, the terms of the debt contemplate repayment of principal upon sale of the initial phase’s improved lots based on a $37,500 per lot release price.  Any and all remaining accrued interest and principal is to be repaid upon the date of maturity, or September, 2010.  This amount has been recorded in notes payable, noncurrent, totaling $15,356,783 at March 31, 2009.

During the three month period ended March 31, 2009, the Company incurred $91,500 in nonrefundable deposits, to be applied toward purchases of raw land in 2010.  In addition, during the three month period ended March 31, 2009 CAOPI made $500,000 in nonrefundable deposits, to be applied towards the purchase of a pool of distressed assets in May, 2009.  Accordingly, $500,000 has been recorded in properties held for sale, totaling $1,905,136 at March 31, 2009.

Castle Arch Real Estate Investment Co LLC

Notes to Unaudited Consolidated Financial Statements

3.  IMPAIRMENT OF LONG LIVED ASSET

During the three months period ended March 31, 2009 the Company engaged a third party to perform an appraisal to determine the market value of approximately 348 acres, or of a long lived asset, purchased by the Company during 2005 and 2006.  As a result of the appraisal’s determined market value, the Company’s management deemed it necessary to record an impairment of the long lived asset, totaling $4,294,316 for the three month period ended March 31, 2009, which amount has been separately recorded on the Company’s Statements of Operations.

Although the local economic circumstances in which the long lived asset is located has been relatively resilient to and less impacted by the national slowdown in economic growth, other market considerations resulted in the reduced market value of the long lived asset, as well as the Company management’s election to impair the long lived asset.  These considerations include accelerating job losses, substantial slowing of residential home building activity and turmoil within the national financial markets, resulting in reduced availability of credit, or other debt financing.

The third party employed a sales comparison approach in determining market value of the long lived asset, including examining current offerings and analyzing prices buyers have recently paid for comparable property.   The sales comparison approach included the comparison of property rights conveyed, the financial terms incorporated into the transaction, the conditions or motivations surrounding the sale, the location of the property, its utility and the physical characteristics of the property.

4.  SUBSEQUENT EVENTS

Subsequent to the three month period ended March 31, 2009, the Company had successfully raised $619,492 through its Series E Investment Unit private placement offering, resulting in the issuance of 61,949 common and preferred E units.  In addition, the Company had successfully raised $1,317,411 through CAOPI Fund, resulting in the issuance of 1,317,411 common and preferred A units.

Subsequent to the three month period ended March 31, 2009, the Company created the Castle Arch Opportunity Partners III, LLC (“CAOPIII”).  Similar to CAOPI, CAOPIII is to be managed and administered by CAOP Managers, and has been organized to raise equity capital through a private placement offering (the “CAOPIII Fund”), which capital is to be used to acquire, manage, and dispose of distressed residential properties.  The CAOPIII Fund is designed to issue 100,000 Investment Units, comprised of one common and one preferred A unit, at $100 per unit.  Holders of the CAOPIII Fund Investment Units are entitled to the greater of a 15 percent annual return or 25 percent of all profits realized.  Subsequent to the three month period ended March 31, 2009, the Company had raised $585,000 through the CAOPIII Fund, resulting in the issuance of 5,850 Investment units, or 5,850 common and preferred A units.

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

Description of Business

Our principal activities of securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for the purchase of the properties, improving the properties’ infrastructure and amenities, and selling the properties have been greatly affected by the current real estate market and financial crisis. Our business model is to secure purchase rights to, and if conditions warrant, to purchase outright raw land. We target land acquisitions in areas where we believe there will be relatively high increased population and economic growth. After purchase rights to the land are secured, we conduct engineering analysis of the raw land, including hydraulic, seismic and other analysis. We then conduct feasibility studies to determine the optimal residential density and commercial configuration. Many of the density and configuration decisions are contingent upon local governments’ growth targets. We then create master plans for the entire project. During this process there are a significant number of variables that result from governmental approvals, infrastructural developments, economic conditions, availability of credit and demographic shifts. The process of taking hundreds or in some cases thousands of acres of raw land to the point where home and commercial construction can begin takes years as opposed to months. For instance, the size of our projects typically require the construction of new sewage plants, roads, bridges, water ways and other significant infrastructural improvements to accommodate the number of buildings and new inhabitants.  Projects of this magnitude require agreements with local governments as to who will bear what percentage of the costs of infrastructural improvements necessary to sustain the population influx. In addition, environmental approvals, construction plans and financing arrangements take significant time.

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

The unprecedented downturn in credit availability has caused us to delay commencement of excavation of certain infrastructural portions of both the Kingman, Arizona and the Smyrna, Tennessee area projects. In addition, even if we did have adequate financing to commence excavation, the timing of demand for lots which we intend to sell to builders must be considered. Presently, the growing number of home mortgage foreclosures has increased housing supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded to declining sales with significant concessions, further adding to the price declines. The decline in home values, the economic downturn, the loss of jobs, and the loss of consumer confidence have reached historical levels. As a result, the demand for new homes, and therefore, the demand for lots by home builders, has declined significantly.

In the three month period ended March 31, 2009, we commenced targeting acquisition of large tapes of foreclosed properties directly from banks. During the period, we took an equity position and management in several joint ventures to capitalize on the abundance of vacant, foreclosed residential properties. Until the inventory of vacant and foreclosed properties is depleted and some normalcy to the credit markets return, our primary business model of raw land acquisition, entitlement and lot sales to builders has substantially slowed.

Revenues

We had no revenues in the three-month period ended March 31, 2009. Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from those activities in 2009. However, we also expected revenues in the past that have yet to materialize, in part due to disruptions in the real estate and finance markets. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $1,374,055 during the three-month period ended March 31, 2009, compared to $ 2,301,703 during the comparable three-month period ended March 31, 2008. The decrease in operating expenses is primarily attributable to decreased salary and office expense allowance obligations. We anticipate that our general and administrative expenses will continue to decrease in the coming three-months due to additional internal austerity measures and suspension of certain property development activities. Nevertheless, we expect a continuation of entitlement activities on a number of property projects. We do not anticipate significant revenues during the next three months; however, we do expect limited revenues from the sale of undeveloped land parcels. We also expect revenues in the coming months derived from the sale of entitled residential building lots out of the Wyoming property.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $681,168, compared to $244,148 at March 31, 2008. Our management believes that proceeds from private offerings, loans and expected revenues will be sufficient for us to survive as a going concern for the next 12 months. However, due to the severe downturn in the real estate and financial markets, we believe that we will need to greatly reduce our operational costs during this period. Moreover, additional funding will be necessary to make adjustments to our business model. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated revenue from the purchase and resale of foreclosed residential properties acquired from third parties.

However, if we do not raise sufficient funds in the future, we may not be able to implement our business plan, meet our existing debt obligations, take advantage of opportunities created by the dramatic shifts in the real estate and financial markets or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of additional equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective. The primary reason for this conclusion was the need for restatements of several of our financial disclosures in the past 12 months. Since determining that our disclosure controls and procedures were not effective during 2008, we have implemented corrective policies and procedures. As of March 31, 2009, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2009, we sold 1,268,545 common and preferred limited liability company units of our consolidated subsidiaries to 56 persons for a total of $2,868,836. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common and preferred unit certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

In 2008, ANB Financial, one of our lenders (“Lender”) was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver.  At the time of the closure, we had two Promissory Notes outstanding with the Lender, totaling $5,380,193 and $1,466,361, respectively.  In June, 2008, both Promissory Notes became due and payable.  Prior to such closure, we were engaged in discussions with the Lender regarding extension of the Notes.  In 2008, the FDIC sold the two Promissory Notes to a third party lender, and we continue to communicate with this third party regarding possible modification of the terms of the loans.  Subsequent to the two Promissory Notes’ original maturity dates in June, 2008, we have continued to accrue corresponding interest on these loans at the default rate. The total interest arrearage as of March 31, 2009 is $824,459 on the $5,380,193 note and $230,490 in interest accrued on the $1,466,361 note.

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

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  May 15, 2009

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)