Form 10-Q
period 2009-06-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2009-08-20
CIK 1321742

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

650 Town Center Dr., #780, Costa Mesa, CA 92626

(Address of principal executive offices)

(888) 501-2724

(Registrant’s telephone number, including area code)

9595 Wilshire Blvd. Suite 1000, Beverly Hills, CA 90212

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 28,623,117 common units and 12,224,861 preferred units, outstanding as of August 19, 2009.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	3

	Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	6

	Statements of Operations (Unaudited) for the six month periods ended June 30, 2009 and 2008; and for the three month periods ended June 30, 2009 and 2008	7

	Statements of Cash Flows (Unaudited) for the six month period ended June 30, 2009 and 2008	8-9

	Notes to Consolidated Financial Statements (Unaudited)	10-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

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

The results for the period ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

Castle Arch Real Estate Investment Company, LLC

Consolidated Financial Statements (Unaudited)

For the six month period ended June 30, 2009

Castle Arch Real Estate Investment Company, LLC

Consolidated Financial Statements (Unaudited)

Index to Consolidated Financial Statements (Unaudited)

For the six month period ended June 30, 2009

Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	6

Statements of Operations (Unaudited) for the six month periods ended June 30, 2009
and 2008; and for the three month periods ended June 30, 2009 and 2008	7

Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2009
and 2008	8-9

Notes to the Consolidated Financial Statements (Unaudited)	10-12

Castle Arch Real Estate Investment Company, LLC

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2009	2008
Current assets:
Cash	$2,444,521	$140,393
Interest receivable – current	92,722	77,548
Prepaid expenses and other current assets	105,340	103,018
Total current assets	2,642,583	320,959

Property, plant and equipment:
Office equipment	96,186	69,513
Less: accumulated depreciation	(33,870)	(26,761)
Net property, plant and equipment	62,316	42,752

Other assets:
Notes receivable	255,000	255,000
Properties held for investment	46,242,633	48,800,297
Other properties held for sale	4,073,515	1,219,940
Land deposits	225,000	148,500
Total other assets	50,796,148	50,423,737
Total assets	$53,501,047	$50,787,448

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$888,979	$893,144
Accounts payable – related party	16,828	14,975
Other accrued expenses	2,458,190	1,261,626
Notes payable – current	7,056,388	7,300,969
Notes payable, related party – current	240,000	241,926
Total current liabilities	10,660,385	9,712,640

Long term liabilities:
Notes payable – noncurrent	15,300,756	13,910,999
Notes payable, related party – noncurrent	-	-
Other noncurrent liabilities	660,000	665,000
Preferred dividend payable	11,117,207	8,942,229
Total long term liabilities	27,077,963	23,518,228
Total liabilities	37,738,348	33,230,868

Members’ Capital:
Non-controlling interest in consolidated LLC’s	15,988,724	11,429,629
Common units, 28,648,184, issued and outstanding,
ranging from $.001 to $2.50 per unit	6,961,531	6,961,531
Non-managing members’ units, Series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	452,855	492,527
Non-managing members’ units, Series B preferred,
2,000,000 units issued and outstanding, $1.00 per unit	986,331	1,065,674
Non-managing members’ units, Series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	1,799,490	1,930,405
Non-managing members’ units, Series D preferred,
5,042,180 units issued and outstanding, $5.00 per unit	17,449,010	18,375,643
Non-managing members’ units, Series E preferred,
725,068 units issued and outstanding, $10 per unit	6,115,695	4,357,708
Retained deficit	(33,990,937)	(27,056,537)
Total members’ capital	15,762,699	17,556,580
Total liabilities and members’ capital	$53,501,047	$50,787,448

The accompanying notes are an integral part of the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Operations (Unaudited)

	For the Six Months	For the Six Months	For the Three Months	For the Three Months
	Ended June 30, 2009	Ended June 30, 2008	Ended June 30, 2009	Ended June 30, 2008
Revenues:
Sales	$-	$1,980,000	$-	$1,980,000
Cost of sales	-	1,980,000	-	1,980,000
Net revenues	-	-	-	-

Operating expenses:
Selling, general and administrative	2,600,113	4,592,379	1,226,058	2,215,854
Depreciation	7,671	6,397	4,180	3,327
Costs of terminated purchase agreements	4,310,734	-	964	-
Total operating expenses	6,918,518	4,598,776	1,231,202	2,219,181

Operating loss	(6,918,518)	(4,598,776)	(1,231,202)	(2,219,181)

Other revenues / (expenses)
Interest income	16,300	55,340	8,692	49,564
Interest expense	(1,197)	(771,240)	(911)	(517,716)
Amortization of debt issue costs	(68,929)	(79,113)	(12,097)	(11,075)
Loss on disposal of fixed assets	(3,634)	(8,765)	-	(8,765)

Income / (loss) from continuing operations before minority interest and cumulative effect of change in accounting principle	(6,975,978)	(5,402,554)	(1,235,518)	(2,707,173)

Minority interest in losses of consolidated subsidiaries	41,578	308,206	35,253	188,882

Cumulative effect of change in accounting principle	-	334,748	-	-

Net loss	$(6,934,400)	$(4,759,600)	$(1,200,265)	$(2,518,291)

Accumulated preferred dividends	$(1,451,803)	$(1,720,848)	$(735,629)	$(919,106)

Net loss available to common unitholders	$(8,386,203)	$(6,480,448)	$(1,935,894)	$(3,437,397)

Net loss per common unit before cumulative effect of change in accounting principle	$(0.30)	$(0.24)	$(0.07)	$(0.13)

Cumulative effect of change in accounting principle	$-	$0.01	$-	$-
Net loss per common unit	$(0.30)	$(0.23)	$(0.07)	$(0.13)

Weighted average units outstanding	28,232,036	26,614,830	28,417,391	27,344,532

The accompanying notes are an integral part of the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2008
Cash Flows From Operating Activities:
Net loss	$(6,934,400)	$(4,759,600)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	7,671	6,397
Amortization of debt issue costs	68,929	79,113
Loss on disposal of fixed assets	3,634	8,765
Professional outside services paid in the form of assets transferred to broker dealer	-	300,000
Minority interest in losses of subsidiaries	(41,578)	(308,206)
Cumulative effect of change in accounting principle	-	(334,748)
Professional outside services paid in the form of common units	-	1,431,646
Impairment of long-lived assets	4,294,316	-
Changes in operating assets and liabilities:
Interest receivable	(15,174)	4,313
Prepaid investment banking fees	-	359,383
Prepaid expenses and other assets	(2,322)	(6,400)
Accounts payable	(4,165)	32,533
Accounts payable – related party	1,853	(41,750)
Other accrued expenses	1,196,564	152,191
Interest payable	-	71,644
Interest payable – related party	-	84,958
Properties held for investment	(1,736,652)	(1,819,851)
Properties held for sale	(2,853,575)	(15,114)
Other non-current liabilities	(5,000)	-
Net cash used in operating activities	(6,019,899)	(4,754,726)

Cash Flows From Investing Activities:
Land deposits	(76,500)	(49,500)
Purchase of property, plant and equipment	(30,869)	(5,353)
Net cash used in investing activities	(107,369)	(54,853)

Cash Flows From Financing Activities:
Proceeds from issuance of member units	5,876,406	554,693
Offering costs	(294,800)	(173,916)
Proceeds from subscriptions receivable	1,747,720	3,259,900
Proceeds from notes payable	1,731,492	5,443,164
Proceeds from notes payable – related party	22,611	-
Repayment of notes payable	(569,641)	(3,024,218)
Debt issue costs	(82,392)	-
Net cash provided by financing activities	8,431,396	6,059,623

Net increase (decrease) in cash	2,304,128	1,250,044
Cash at beginning of period	140,393	1,556,730
Cash at end of period	$2,444,521	$2,806,774

The accompanying notes are an integral part of the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited) Continued

	For the Six Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2008
Non-Cash Investing and Financing Activities:

Issuance of members’ units for subscriptions receivable	$1,827,000	$2,064,340
Preferred dividends payable	2,174,978	1,720,847
Referral fees issued as common units	-	72,724
Issuance of notes payable in exchange for
other properties held for investment	-	7,000,000

Supplemental Disclosures
Cash paid for interest	$208,912	$713,929
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

1.  METHOD OF REPORTING AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared by Castle Arch Real Estate Investment Company, LLC (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its most recent Form 10K.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The accompanying consolidated financial statements include the accounts of the Company, as well as the accounts of the following entities:

Entity	Date of Organization

Castle Arch Kingman, LLC (“CAK”)	April, 2006
Castle Arch Smyrna, LLC (“CAS”)	June, 2007
Castle Arch Secured Development Fund, LLC (“CASDF”)	January, 2008
Castle Arch Asia, Limited (“CAA”)	September, 2008
Castle Arch Opportunity Managers, LLC (“CAOP Managers”)	March, 2009
Castle Arch Opportunity Partners I, LLC (“CAOPI”)	March, 2009
Castle Arch Lease-to-Own Managers, LLC (CALTO Managers”)	March, 2009
Castle Arch Lease-to-Own Income Fund, LLC (“CALTO”)	March, 2009
Castle Arch Opportunity Partners III, LLC (CAOPIII”)	April, 2009

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R) (“FIN 46 (R)”), which further clarified and amended FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or is the primary beneficiary, as a result of ownership, contractual or other financial interests in the entity.  CAK, CAS, CASDF, CAA, CAOP Managers, CAOPI, CALTO Managers and CALTO are considered variable interest entities of which the Company is the primary beneficiary.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.  MATERIAL TRANSACTIONS

During the three month period ended March 31, 2009 the Company organized CAOP Managers and CAOPI.  CAOP Managers is a wholly owned entity of the Company and was organized to manage and control all affairs of CAOPI.  CAOP Managers has the responsibility and final authority in substantially all matters affecting CAOPI.

During the three month period June 3, 2009, the Company also organized CAOP III.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

2.  MATERIAL TRANSACTIONS (CONTINUED)

The Company organized CAOPI and CAOPIII to raise equity capital through private placement offerings (the “CAOPI Funds”), which capital is to be used to acquire, manage and dispose of distressed residential properties.  The CAOP Funds are designed to issue 100,000 Investment Units each, consisting of one common and one preferred A unit, at $100 per unit.  Holders of the CAOP Funds Investment Units are entitled to the greater of a 15 percent annual return or 25 percent of all profits realized.  As of June 30, 2009 and March 31, 2009, the Company had raised $5,512,421 and $584,000 respectively through the CAOP Funds, resulting in the issuance of 55,124 Investment units.  These amounts have been included in noncontrolling interest in consolidated LLCs, totaling $15,988,724.

In addition, during the three month period ended March 31, 2009, the Company organized CALTO Managers and CALTO.  CALTO Managers is a wholly owned entity of the Company and was organized to manage and control all affairs of CALTO.  CALTO Managers has the responsibility and final authority in substantially all matters affecting CALTO.

CALTO was organized to raise equity capital through a private placement offering (the “CALTO Fund”), which capital is to be used to acquire, manage, and dispose of distressed residential properties and to create income streams from the leasing and sale of properties.  The CALTO Fund was offering 10 percent Series A Preferred Units at $1.00 per unit.  As of March 31, 2009, CALTO had raised $50,000, resulting in the issuance of 50,000 Series A Preferred Units.  Interest is to be paid to holders of the Series A Preferred Units at the holder’s election, resulting in a monthly interest payout, or accrual of the same.

CALTO, in connection with an unrelated third party, has established a lease-purchase program that purchases single-family homes from banks and other financial institutions, and at the time of funding the purchase, leases these homes to qualified tenants who have purchased an option to acquire the home, at a higher price, from CALTO.

During the six months ended June 30, 2009, the Company continued its efforts to finalize entitlements and begin the development of a certain project.  Accordingly, the Company secured $300,000 in debt financing to fund a portion of the initial phase’s major on-site improvements.  The debt financing bears interest at 18 percent per annum, with interest only payments due monthly.  In addition, the terms of the debt contemplate repayment of principal upon sale of the initial phase’s improved lots based on a $37,500 per lot release price.  Any and all remaining accrued interest and principal is to be repaid upon the date of maturity, or September, 2010.  This amount has been included in notes payable, noncurrent, totaling $15,300,756 at June 30, 2009.

3.  IMPAIRMENT OF LONG LIVED ASSET

During the six months period ended June 30, 2009, the Company engaged a third party to perform an appraisal to determine the market value of approximately 348 acres purchased by the Company during 2005 and 2006.  As a result of the appraisal, the Company’s management deemed it necessary to record an impairment of the long lived asset, totaling $4,294,316 for the six month period ended June 30, 2009, which amount has been separately recorded on the Company’s Statement of Operations.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

3.  IMPAIRMENT OF LONG LIVED ASSET (CONTINUED)

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

The third party employed a sales comparison approach in determining the market value of the long lived asset, including examining current offerings and analyzing prices buyers have recently paid for comparable property.  The sales comparison approach included the comparison of property rights conveyed, the financial terms incorporated into the transaction, the conditions or motivations surrounding the sale, the location of the property, its utility and the physical characteristics of the property.

4.  SUBSEQUENT EVENTS

The Company has evaluated its subsequent events through August 18, 2009.

Subsequent to the six month period ended June 30, 2009, the Company had collected $304,000                     in subscriptions receivable already existing at June 30, 2009, through its Series E Investment Unit private placement offering resulting in the issuance of 30,400 common and preferred E units.  In addition, the Company had collected $ 965,100 in subscriptions receivable existing at June 30, 2009 through CAOP Funds, resulting in the issuance of 9,651 common and preferred A units.

In addition, the Company had successfully sold 7 distressed property residences through its CAOP Funds for total net sales proceeds of $742,380 with costs capitalized of $344,000.  The Company also sold one of its fully entitled and improved units in the Wyoming project for $136,000.

Subsequent to June 30, 2009, the Company, due to lack of interest in the CALTO Funds, terminated the CALTO offering and has ceased to raise funds for the purpose.  Initial investments in CALTO of $50,000 have been returned to the subscription holders.

During the period ended June 30, 2009, the Company defaulted on a note payable to a creditor holding a note totaling approximately $6.9 million.  Subsequent to June 30, 2009, the Company engaged in negotiations with the creditor to convey the deed to the portion of the secured property in lieu of foreclosure in return for a release of the debt obligation and accrued interest.  The Company is still in negotiations with the creditor.

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

Description of Business

In the three month period ended June 30, 2009, through our equity position and management role in several joint ventures, we continued purchase foreclosed properties directly from banks. Our management believes that these joint ventures allow us to capitalize on the abundance of vacant, foreclosed residential properties. Until the inventory of vacant and foreclosed properties is depleted and some normalcy to the credit markets return, our primary business model of raw land acquisition, entitlement and lot sales to builders has substantially slowed. Our management views these activities as a hedge against our primary business of acquiring raw land, then entitling, improving and reselling the land.

As has been discussed in our prior filings, our original principal activities of securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for the purchase of the properties, improving the properties’ infrastructure and amenities, and selling the properties have been greatly affected by the current real estate market and financial crisis. Our business model is to secure purchase rights to, and if conditions warrant, to purchase outright raw land. We target land acquisitions in areas where we believe there will be relatively high increased population and economic growth. After purchase rights to the land are secured, we conduct engineering analysis of the raw land, including hydraulic, seismic and other analysis. We then conduct feasibility studies to determine the optimal residential density and commercial configuration. Many of the density and configuration decisions are contingent upon local governments’ growth targets. We then create master plans for the entire project. During this process there are a significant number of variables that result from governmental approvals, infrastructural developments, economic conditions, availability of credit and demographic shifts. The process of taking hundreds or in some cases thousands of acres of raw land to the point where home and commercial construction can begin takes years as opposed to months. For instance, the size of our projects typically require the construction of new sewage plants, roads, bridges, water ways and other significant infrastructural improvements to accommodate the number of buildings and new inhabitants.  Projects of this magnitude require agreements with local governments as to who will bear what percentage of the costs of infrastructural improvements necessary to sustain the population influx. In addition, environmental approvals, construction plans and financing arrangements take significant time.

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

Revenues

We had no revenues in the three-month period ended June 30, 2009. Currently, we are continuing to work several properties through the entitlement process and expect to generate revenues from entitlement and improvement activities related to our Star Valley Wyoming in 2009. However, we also expected revenues in the past that have yet to materialize, in part due to disruptions in the real estate and finance markets. Due to our limited revenues, our operations are currently funded by capital funding.

Selling, General and Administrative Expenses

Our operating selling, general and administrative expenses totaled $1,226,058 during the three-month period ended June 30, 2009, compared to $2,215,854 during the comparable three-month period ended June 30, 2008. The decrease in operating expenses is primarily attributable to decreased salary and office expense allowance obligations. We anticipate that our general and administrative expenses will continue to decrease in the coming three-months due to additional internal austerity measures and suspension of certain property development activities. We expect a continuation of entitlement activities on a number of property projects. We do not anticipate significant revenues during the next three months. We expect some revenues in the coming months derived from the sale of entitled residential building lots out of the Wyoming property.  We also expect revenues in the form of management fees in connection with our involvement in the management of the distressed real estate purchase and resale joint ventures.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $2,444,521, compared to $2,806,774 at June 30, 2008. Our management believes that proceeds from our joint venture activities and limited land sales, along with severe cost austerity measures are necessary for us to survive as a going concern for the next 12 months. We suspended all equity sales and fund raising activities in July of 2009 for our parent company and all of our subsidiaries and have yet to determine when, if ever, such fund raising efforts will resume. If we do not resume financing transactions in the future, including issuance of additional equity or debt securities, obtaining credit facilities, or other financing mechanisms or if we do resume financing transactions, but are unable to raise sufficient funds in the future, we may not be able to implement our business plan, meet our existing debt obligations, take advantage of opportunities created by the dramatic shifts in the real estate and financial markets or respond to competitive pressures or unanticipated requirements.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective. The primary reason for this conclusion was the need for restatements of several of our financial disclosures in the past 12 months. Since determining that our disclosure controls and procedures were not effective during 2008, we have implemented corrective policies and procedures. As of June 30, 2009, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2009, Castle Arch obtained summary judgment against Jeffrey P.  Scott, in addition to a previous judgment against Metropolitan Real Estate, LLC for liability in connection with a real estate transaction near Heber Utah which we were unable to complete due to material misrepresentations and omissions on the part of the defendants Scott and Metropolitan.  Our case against Mr. Scott and Metropolitan was brought in December 2005, in the State of Utah Fourth District Court, Case #050500327, along with claims against Robert Noxom, and Anagram Investments. Our complaint seeks damages for costs incurred by us in connection with our attempted purchase of the property, including due diligence fees and finance costs totaling approximately $70,000 to $90,000. We also seek damages in connection with lost profits. To date, no damages have been awarded to us. However, based on recently discovered information relating to the resale of the real property by a third party, we believe we have a basis lost profits in excess of $2 million in addition to our underlying actual accrued cost claims.

In connection with this litigation, on July 28, 2009, we were added to a lawsuit recently brought in the U.S. District Court (Utah), Case #2:09cv00238, by St. Paul Fire and Marine Insurance Company against Metropolitan Real Estate, LLC and Jeffrey P.  Scott. St. Paul Fire and Marine Insurance Company, the plaintiff in the case, is not seeking damages against us, but is rather attempting to avoid liability as the insurer of Scott and Metropolitan. We dispute whether we are properly named at all in the action ad intend to respond within a time period required by rule.

To the best knowledge of the officers and directors, the Company is not a party to any other relevant legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2009, we sold 104,448 common and preferred E limited liability company units to 19 persons for a total of $1,044,492. During the three month period ended June 30, 2009, our consolidated entity Castle Arch Opportunity Partners, LLC sold 39,584 of its common and preferred limited liability company units to 58 persons for a total of $3,958,421. During the three month period ended June 30, 2009, our consolidated entity Castle Arch Opportunity Partners III, LLC sold 9,700 of its common and preferred limited liability company units to 16 persons for a total of $970,000. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common and preferred unit certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

In 2008, we purchase several hundred acres of land in Mohave County Arizona in connection with our Kingman Arizona project from Lingenfelter Investments Limited Partnership, The purchase was funded by seller financing by Lingenfelter Investments Limited Partnership in the form of an $8,257,371 promissory note. The seller finance note was securitized by the seller financed land in the form of a deed of trust. We paid down principal in the amount of 1,257,371 in April 2008 in exchange for the release of 100 acres of land. However, the remaining acres of land continue to be subject to the deed of trust. During the three month period ended June 30, 2009, due to market conditions and our financial condition, we elected to abandon the remaining seller financed acres subject to the deed of trust and in doing so defaulted on the $6,989,120 principal balance of the note. We are presently engaged in negotiations with Lingenfelter Investments Limited Partnership to convey the deed to the portion of the secured property back to Lingenfelter in lieu of foreclosure and in return for a release of the debt obligation and accrued interest. We stopped paying interest in April 2009. As such, interest arrearages, as of June 30, 2009, were $110,000 on the $6,989,120 principal balance of the note.

In 2008, ANB Financial, one of our lenders (“Lender”) was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver.  At the time of the closure, we had two Promissory Notes outstanding with the Lender, totaling $5,380,193 and $1,466,361, respectively.  In June, 2008, both Promissory Notes became due and payable.  Prior to such closure, we were engaged in discussions with the Lender regarding extension of the Notes.  In 2008, the FDIC sold the two Promissory Notes to a third party lender, and we continue to communicate with this third party regarding possible modification of the terms of the loans.  Subsequent to the two Promissory Notes’ original maturity dates in June, 2008, we have continued to accrue corresponding interest on these loans at the default rate. The total interest arrearage as of June 30, 2009 is $1,065,905 on the $5,380,193 note and $296,295 in interest accrued on the $1,466,361 note.

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

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the six months ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  August 19, 2009

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)