Form 10-Q
period 2009-09-30
CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, LLC
filed 2009-11-16
CIK 1321742

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 28,623,117 common units and 12,224,861 preferred units, outstanding as of November 16, 2009.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	7

	Statements of Operations (Unaudited) for the nine month periods ended September 30, 2009 and 2008; and for the three month periods ended September 30, 2009 and 2008	8

	Statements of Cash Flows (Unaudited) for the nine month period ended September 30, 2009 and 2008	9-10

	Notes to Consolidated Financial Statements (Unaudited)	11-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	26

Item 1A	Risk factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	8

Item 6.	Exhibits	28

Signatures		29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of our financial statements.

In the opinion of management, the financial statements contain all adjustments considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

Castle Arch Real Estate Investment Company, LLC

Consolidated Financial Statements (Unaudited)

For the three and nine month periods ended September 30, 2009

Castle Arch Real Estate Investment Company, LLC

Consolidated Financial Statements (Unaudited)

Index to Consolidated Financial Statements (Unaudited)

For the three and nine month periods ended September 30, 2009

Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations (Unaudited) for the three and nine month periods ended
September 30, 2009 and 2008; and for the three month periods ended
September 30, 2009 and 2008	8

Statements of Cash Flows (Unaudited) for the nine month periods ended
September 30, 2009 and 2008	9-10

Notes to the Consolidated Financial Statements (Unaudited)	11-15

Castle Arch Real Estate Investment Company, LLC

Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2009	2008
Current assets:	(Unaudited)
Cash	$2,650,656	$140,393
Interest receivable – current	100,435	77,548
Prepaid expenses and other current assets	67,840	103,018
Total current assets	2,818,931	320,959

Property, plant and equipment:
Office equipment	60,499	69,513
Less: accumulated depreciation	(21,220)	(26,761)
Net property, plant and equipment	39,279	42,752

Other assets:
Notes receivable	320,000	255,000
Properties held for investment	51,413,577	48,800,297
Other properties held for sale	9,338,023	1,219,940
Land deposits	225,000	148,500
Total other assets	61,296,600	50,423,737
Total assets	$64,154,810	$50,787,448

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$1,006,756	$893,144
Accounts payable – related party	-	14,975
Other accrued expenses	3,310,148	1,261,626
Notes payable – current	14,210,319	7,300,969
Notes payable, related party – current	240,000	241,926
Total current liabilities	18,767,223	9,712,640

Long term liabilities:
Notes payable – noncurrent	9,027,304	13,910,999
Other noncurrent liabilities	660,000	665,000
Preferred dividend payable	12,409,073	8,942,229
Total long term liabilities	22,096,377	23,518,228
Total liabilities	40,863,600	33,230,868

Members’ Capital:
Non-controlling interest in consolidated LLC’s	20,012,116	11,429,629
Common units, 28,648,184, issued and outstanding,
ranging from $.001 to $2.50 per unit	6,961,531	6,961,531
Non-managing members’ units, Series A preferred,
1,000,000 units issued and outstanding, $1.00 per unit	418,861	492,527
Non-managing members’ units, Series B preferred,
2,000,000 units issued and outstanding, $1.00 per unit	946,003	1,065,674
Non-managing members’ units, Series C preferred,
3,300,000 units issued and outstanding, $1.00 per unit	1,732,947	1,930,405
Non-managing members’ units, Series D preferred,
5,042,180 units issued and outstanding, $5.00 per unit	16,915,078	18,375,643
Non-managing members’ units, Series E preferred,
725,068 units issued and outstanding, $10 per unit	6,372,255	4,357,708
Retained deficit	(30,067,581)	(27,056,537)
Total members’ capital	23,291,210	17,556,580
Total liabilities and members’ capital	$64,154,810	$50,787,448

The accompanying notes are an integral part of the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Sales	$1,856,900	$-	$1,856,900	$1,980,000
Cost of sales	1,381,786	-	1,381,786	1,980,000
Net profit	475,114	-	475,114	-

Operating expenses:
Compensation in the form of common units	-	290,000	-	438,000
Selling, general and administrative	858,193	1,321,211	3,409,276	5,070,640
Depreciation	4,406	1,294	12,077	7,690
Costs of terminated purchase agreements	5,323	579,731	21,741	588,806
Total operating expenses	867,922	2,192,236	3,443,094	6,105,136

Operating loss	(392,808)	(2,192,236)	(2,967,980)	(6,105,136)

Other revenues / (expenses)
Interest income	9,115	18,363	25,415	32,825
Interest expense	-	(649,990)	(1,197)	(1,380,877)
Amortization of debt issue costs	(2,218)	(33,691)	(71,147)	(112,804)
Impairment of Long-lived Assets	-	-	(4,294,316)	-
Loss on disposal of fixed assets	(16,724)	-	(20,358)	(8,765)

Income / (loss) from continuing operations before minority interest and cumulative effect of change in accounting principle	(402,635)	(2,857,554)	(7,329,583)	(7,574,757)

Minority interest in (income) losses of consolidated subsidiaries	(84,600)	33,388	43,022	341,594

Cumulative effect of change in accounting principle	-	-	-	334,748

Net loss	$(487,235)	$(2,824,166)	$(7,372,605)	$(6,898,415)

Accumulated preferred dividends	$(1,401,417)	$(1,039,825)	$(2,853,220)	$(2,760,672)

Net loss available to common unitholders	$(1,888,652)	$(3,863,991)	$(10,225,825)	$(9,659,087)

Net loss per common unit before cumulative effect of change in accounting principle	$(0.07)	$(0.14)	$(0.36)	$(0.36)

Cumulative effect of change in accounting principle	$-	$-	$-	$0.01

Net loss per common unit	$(0.07)	$(0.14)	$(0.36)	$0.35

Weighted average units outstanding	28,524,347	27,438,085	28,329,537	27,808,051

The accompanying notes are an integral part of the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(7,372,605)	$(6,898,415)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	14,818	7,690
Amortization of debt issue costs	35,781	112,804
Loss on disposal of fixed assets	(20,358)	8,765
Professional outside services paid in the
form of assets transferred to broker dealer	-	300,000
Minority interest in losses of subsidiaries	43,022	(341,594)
Cumulative effect of change in accounting
principle	-	(334,748)
Professional outside services paid in the
form of common units	-	438,000
Impairment of long-lived assets	4,294,316	-
Changes in operating assets and liabilities:
Accounts Receivable	(76,000)	-
Interest receivable	(22,887)	(3,400)
Prepaid investment banking fees	-	359,383
Prepaid expenses and other assets	40,749	(46,458)
Accounts payable	98,725	290,354
Accounts payable – related party	-	(41,750)
Other accrued expenses	403,337	127,472
Interest payable	1,645,184	520,848
Interest payable – related party	-	128,952
Other non-current liabilities	(5,000)	-
Properties held for investment	(2,605,780)	(2,118,290)
Properties held for sale	(8,112,653)	-
Net cash used in operating activities	(11,639,351)	(7,490,387)

Cash Flows From Investing Activities:
Land deposits	(84,000)	(99,000)
Purchase of property, plant and equipment	9,014	(12,808)
Net cash used in investing activities	(74,986)	(111,808)

Cash Flows From Financing Activities:
Proceeds from issuance of member units	3,001,883	3,991,698
Offering costs	(861,553)	(322,133)
Proceeds from subscriptions receivable	3,417,366	3,259,900
Proceeds from notes payable	8,703,017	5,661,526
Proceeds from notes payable – related party	-	(1,390,000)
Repayment of notes payable	-	(1,850,000)
Debt issue costs	(36,113)	(157,737)
Net cash provided by financing activities	14,224,600	9,193,254

Net increase (decrease) in cash	2,510,263	1,591,059
Cash at beginning of period	140,393	1,556,730
Cash at end of period	$2,650,656	$3,147,789

The accompanying notes are an integral part of the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Consolidated Statements of Cash Flows (Unaudited) Continued

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2009	2008
Non-Cash Investing and Financing Activities:

Issuance of members’ units for subscriptions
receivable	$2,953,557	$2,064,340
Preferred dividends payable	$3,466,844	$1,720,847
Referral fees issued as common units	$-	$72,724
Issuance of notes payable in exchange for
other properties held for investment	$-	$7,000,000

Supplemental Disclosures
Cash paid for interest	$504,383	$713,929
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

1.  METHOD OF REPORTING AND USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared by Castle Arch Real Estate Investment Company, LLC (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its most recent Form 10K.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The accompanying consolidated financial statements include the accounts of the Company, as well as the accounts of the following entities:

Entity	Date of Organization	Percentage of Common Units

Castle Arch Kingman, LLC (“CAK”)	April, 2006	72%
Castle Arch Smyrna, LLC (“CAS”)	June, 2007	87%
Castle Arch Secured Development Fund, LLC (“CASDF”)	January, 2008	100%
Castle Arch Asia, Limited (“CAA”)	September, 2008	100%
Castle Arch Opportunity Managers, LLC (“CAOP Managers”)	March, 2009	100%
Castle Arch Opportunity Partners I, LLC (“CAOPI”)	March, 2009	32%
Castle Arch Lease-to-Own Managers, LLC (CALTO Managers”)	March, 2009	100%
Castle Arch Lease-to-Own Income Fund, LLC (“CALTO”)	March, 2009	100%
Castle Arch Opportunity Partners III, LLC (CAOPIII”)	April, 2009	41%
Castle Arch SoCal Avalar Opportunity Fund, LLC (SoCal)	May, 2009	42%

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

2.  MATERIAL TRANSACTIONS

During the nine month period ended September 30, 2009 the Company organized CAOP Managers CAOP I, CAOP III and SoCal.  CAOP Managers is a wholly owned entity of the Company and was organized to manage and control all affairs of the various CAOP entities.  CAOP Managers has the responsibility and final authority in substantially all matters affecting the various CAOP Partners entities.  Though its ownership in the various CAOP entities varies and may represent less than 50% of the profits interest in these entities, CAOP Managers has the responsibility and final authority in substantially all matters affecting the various CAOP Partners entities.

The Company, through CAOP I, owns a controlling interest in CREO 108, a partnership organized for the purpose of investing in distressed residential real estate.

Subsequent to September 30, 2009, the Company also organized Castle Arch Opportunity Partners II, MEO-Castle Arch Distressed Asset Partners, Castle Arch-SoCal Avalar Opportunity Fund, and Champion Castle Arch Partners.  These entities are also managed and controlled by CAOP Managers.

The Company organized the CAOP entities to raise equity capital through private placement offerings (the “CAOP Funds”), which capital is to be used to acquire, manage and dispose of distressed residential properties.  The CAOP Partners are designed to issue 80,000 to 100,000 Investment Units each, usually consisting of one common and one preferred unit, at $100 per unit.  Holders of the CAOP Funds Investment Units are entitled to the greater of a 15 percent annual return or 25 percent of all profits realized.  Through September 30, 2009, the Company had raised $9,905,589 through the CAOP Funds, resulting in the issuance of 99,056 Investment units.  These amounts have been included in “Non-controlling Interest in Consolidated LLCs,” totaling $20,012,116.

The Company has also invested in partnerships through various CAOP entities, in which it owns a small minority and non-controlling interest ranging from 4.71% to 9.67%.  These partnerships are also designed to invest in distressed residential properties, from which the Company is intended to receive a return of principal amounts invested plus a designated percentage of the profits arising from the sale of distressed properties.  The Company has no additional financial risk associated with these investments beyond the amounts invested and exercises insignificant influence or control over these entities.  Accordingly, it has not consolidated these entities.  These investments have been recorded as “Investments in Real Estate Joint Ventures” on the balance sheet.

During the nine month period ended September 30, 2009, the Company organized CALTO Managers and CALTO.  CALTO Managers is a wholly-owned entity of the Company and was organized to manage and control all affairs of CALTO.  CALTO Managers had the responsibility and final authority in substantially all matters affecting CALTO.

CALTO was originally organized to raise equity capital through a private placement offering (the “CALTO Fund”), which capital was to be used to acquire, manage, and dispose of distressed residential properties and to create income streams from the leasing and sale of properties.  As of March 31, 2009, CALTO had raised $50,000, resulting in the issuance of 50,000 Series A Preferred Units, and no additional sales or issuances have occurred since then.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

2.  MATERIAL TRANSACTIONS (CONTINUED)

Because of a relative lack of investor interest, the CALTO fund was discontinued during the quarter ended September 30, 2009 and all amounts invested were returned to subscription holders.  The entities (CALTO and CALTO Managers) have not yet been terminated, though the Company expects to shortly.

During the nine months ended September 30, 2009, the Company continued its efforts to finalize entitlements and begin the development of the Star Valley project.  Accordingly, the Company secured $300,000 in debt financing from a former employee to fund a portion of the initial phase’s major on-site improvements, the written terms of which have not yet been memorialized.  The debt financing bears interest at 18 percent per annum, with interest only payments, due monthly.  The note will be secured by a first trust deed on all of the phase A lots, and a second trust deed on the remaining Star Valley property.  Any and all remaining accrued interest and principal is to be repaid upon the date of maturity, or September, 2010.  This amount has been included in notes payable, noncurrent, totaling $9,027,304 at September 30, 2009.  During the quarter ended September 30, 2009, the Company sold one of its Star Valley lots for $136,000 for cash and a note receivable of $65,000 bearing interest in the case of default only, with a term of eighteen months.

During the quarter ended September 30, 2009, the Company made distributions of proceeds from the sale of foreclosed homes totaling $627,000 to non-controlling investors in CAOP III.

During 2009, the Company’s management made the decision to delay commencement of infrastructural improvements for the Smyrna, Tennessee, the Kingman, Arizona, and the Tooele, Utah projects, originally planned for 2009, due to the lack of availability of credit and the downturn in the market for new homes.  The lack of a market for new homes has significantly impacted the demand by homebuilders for improved lots.  The Company anticipates recommencing the construction of improved lots when demand improves, but is currently not incurring substantial costs for such construction.  At such time as the Company deems appropriate, it will attempt to secure financing for the cost of infrastructure, marketing and delivery of lots in these projects.

A risk that we face, among others, is “decreases in [real estate] resale prices due to competition or other factors” and “changes in economic conditions” could negatively affect our operations.   In the past many months and, in some cases, years, the decrease in real estate property values, the related financial crisis and the resulting so called “great recession” has, for the time being, negatively impacted our acquisition and entitlement of raw land for further development and/or resale to third party builders business model. Until the inventory of vacant and foreclosed properties is depleted and some relative normalcy to the credit markets return, our primary business model of raw land acquisition, entitlement and lot sales to builders has substantially slowed. We have spent tens of millions of dollars for the purchase and toward entitlement related improvement of thousands of acres of land in Utah, Wyoming, Arizona and Tennessee. With the exception of the Wyoming project which is a relatively small project, economic conditions, real estate prices, demand for real estate in general and our internal financial conditions as well as our access to debt and equity financing have greatly limited our present operational viability in connection with the Arizona, Tennessee and Utah projects.  Defaults on the loans secured by the Tooele and Kingman projects could result in our lenders taking possession of our properties in foreclosure which could result in substantial losses.  Currently, we are in default on both loans though we are in discussions with both lenders regarding modifications to the loans.  We cannot, at this time, determine the eventual outcome of those discussions.

3.  IMPAIRMENT OF LONG LIVED ASSET

During the nine month period ended September 30, 2009, the Company engaged a licensed appraiser to perform an appraisal to determine the market value of approximately 348 acres in Tooele, Utah purchased by the Company during 2005 and 2006.  As a result of the appraisal, the Company’s management deemed it necessary to record an impairment of the long-lived asset, totaling $4,294,316 for the nine month period ended September 30, 2009, which amount has been separately recorded on the Company’s Statement of Operations.

Although the local economic circumstances in which  the long-lived asset is located has been relatively resilient to and less impacted by the national slowdown in economic growth, other market considerations resulted in the reduced market value of the long-lived asset, as well as the Company management’s election to impair the long-lived asset.  These considerations include accelerating job losses, substantial slowing of residential home building activity and turmoil within the national financial markets, resulting in reduced availability of credit, or other debt financing.  Though significant, the impairment is not expected to alter management’s plans with respect to the improvement and eventual sale of the property to contractors, though it has determined to delay commencement of certain improvements (see note 2)

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

3.  IMPAIRMENT OF LONG LIVED ASSET (CONTINUED)

The appraisal employed a sales comparison approach in determining the market value of the long lived asset, including examining current offerings and analyzing prices buyers have recently paid for comparable property.  The sales comparison approach included the comparison of property rights conveyed, the financial terms incorporated into the transaction, the conditions or motivations surrounding the sale, the location of the property, its utility and the physical characteristics of the property.

The Company has sought appraisals or performed market comparability analysis for its Kingman and Smyrna projects, but has made the decision not to further impair any of its other projects as a result of the appraisals or analyses received to date.  The company intends to seek formal appraisals for the Kingman project in the near future.

4.  SUBSEQUENT EVENTS

The Company has evaluated its subsequent events through October 31, 2009.

In 2008, we purchased several hundred acres of land in Mohave County Arizona in connection with our Kingman Arizona project from Lingenfelter Investments Limited Partnership.  The purchase was funded by seller financing by Lingenfelter Investments Limited Partnership in the form of an $8,257,371 Promissory note.  The seller financed note was securitized by the seller financed land in the form of a deed of trust.  We paid down principal in the amount of $1,257,371 in April 2008 in exchange for the release of 100 acres of land.  However, the remaining acres of land continue to be subject to the deed of trust.  During the three month period ended June 30, 2009, due to market conditions and our financial condition, we elected to abandon the remaining seller financed acres subject to the deed of trust and, in doing so, defaulted on the $6,989,120 principal balance of the note.  We are presently engaged in negotiations with Lingenfelter Investments Limited Partnership to convey the deed to the portion of the secured property back to Lingenfelter in lieu of foreclosure and in return for a release of the debt obligation and accrued interest.  We stopped paying interest in April 2009.  As such, interest arrearages, as of September 30, 2009, were $310,000 on the $6,989,120 principal balance of the note.

Members of our management team have been in discussions with the owner/sellers of the Kingman land during much of the three month period ended September 30, 2009. Our management is attempting to reach an agreement to enter into a joint venture with the owner/seller of the land where the owner/seller contributes some or all of the remaining parcels to a joint venture with us or a subsidiary in exchange for some combination of a preferred share of the project’s revenues and profit participation. If we are able to enter into an appropriate joint venture with the owner/seller, we believe that the joint venture may have sufficient equity upon which to base necessary debt financing in the coming years when demand for real property in the area has began to materially increase.

If we are unsuccessful in entering into a joint agreement with the owner/seller and the owner/seller chooses to attempt to develop the property on its own or with others, we believe that we may receive some ancillary benefit from the infrastructure that may be added in connection with the owner/seller’s development efforts. Moreover, we believe that we will be able to sell the surface rights to the property which we own to the owner/seller of the 1,567 acres for a material amount of money. However, we now have no control over whether a golf course is developed which may undermine the expected returns set out in our internal feasibility study. In short, failure to reach a joint venture agreement, despite having the some ancillary benefit, would have the detrimental effect of limited revenue potential for the land and prolong our inability to repay Castle Arch Secured Development Fund investors their principal and ultimately reduce or eliminate our ability to pay dividends to our equity members.

If Lingenfelter were to proceed with foreclosure, the Company may incur losses of approximately $270,000, based on the capitalized costs of the acreage anticipated to be reclaimed in foreclosure.

Also, in October, 2009 the Company distributed proceeds of $894,000 from the sale of foreclosed properties to some CAOP I investors.

Castle Arch Real Estate Investment Company, LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

5. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.  Significant estimates that may change in the near future are estimations of fair value of various real estate projects (either up or down) affecting the Company’s evaluation of impairment (see note 3)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $2,650,656 and $140,393 in cash and cash equivalents at September 30, 2009 and December 31, 2008 respectively.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC 260-10-20 “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common units stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consists of its cash and cash equivalents and loans and advances receivable.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any party to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

The following are some factors we believe could cause our actual results to differ materially from expected or historical results:

•

We participate in the real estate market which is often affected by and  subject to uncertain economic conditions, which makes it difficult to estimate growth and, as a result, future income and expenditures.

•

Our future success will depend upon our ability to continue to raise equity financing to fund the purchase of real estate, improvements and entitlements as well as our ability to obtain debt financing, both of which are highly dependent upon several economic conditions that are beyond our control.

•

We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate our ability to insure against risks, our operations or our profitability.

•

We face certain significant risk and potential liabilities that may not be covered adequately by insurance or indemnity.

•

The effects of the recession in the United States and general downturn in the global economy, including financial market disruptions have had, could continue to have an adverse impact on our business, operating results or financial position.

Description of Business

Entitlement of Raw Land For Further Development and/or Resale to Third Party Builders

We were founded with a primary business model of securing acquisition rights to raw land, performing feasibility studies and other activities to determine whether viable development projects could be completed on the respective raw land parcels and where prudent to facilitate entitlement of the land so it can be resold to homebuilders and other developers, etc. Our model generally requires that purchase rights be secured prior to detailed feasibility studies and project plans. The reason for spending money on purchase rights prior to detailed project analysis is that once a specific project plan advances in its development, the value of the property is generally likely to increase and thereby the cost of the land which reduces profit potential. In each land project in which we engage, equity investor money was designed to be used to purchase a portion of the target parcels and the remainder of the purchase and development costs were designed to be debt financed. Our management perceived that an advantage to securing purchase rights before detailed studies and plans have been completed is the ability to purchase raw land at relatively low market prices.

Current Challenges to Our Entitlement Model

The primary disadvantage to making assumptions regarding the expected future performance of properties and securing rights before detailed studies and plans have been completed is that money spent for non-refundable down-payments, purchase extensions, project development and studies, often totaling many hundreds of thousands of dollars, is lost if the project is deemed to be out of alignment with perceived profitability and/or our ability to complete the project. For instance, cash payments exceeding several million dollars in the aggregate for purchase rights, interest, and study costs in connection with projects that we considered in Fresno County and Imperial County California, and Texas, have been lost due to a combination of limits in access to capital and cost increases resulting from more than anticipated local governmental, environmental and other regulatory impediments that arose and/or became subsequently apparent.

Once we determine to move forward with a project and expend millions of dollars, we continue to suffer a fundamental risk which we have disclosed in all offering documents and our registration statement; specifically:

In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based upon the increased value that results from legal improvements. When we acquire a property, our intent is to reposition or redevelop that property with the goal of increasing profitability. Our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate, which may result in our failure to meet our profitability goals. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance may be adversely affected.

Moreover, another long stated risk that we face, among others, is “decreases in [land] resale prices due to competition or other factors” and “changes in economic conditions” could negatively affect our operations.   In the past many months and in some cases years, the decrease in real estate property values, the related financial crisis and the resulting so called “great recession” has, for the time being, negatively impacted our acquisition and entitlement of raw land for further development and/or resale to third party builders business model. Until the inventory of vacant and foreclosed properties is depleted and some relative normalcy to the credit markets return, our primary business model of raw land acquisition, entitlement and lot sales to builders has substantially slowed. We have spent tens of millions of dollars for the purchase and toward entitlement related improvement of thousands of acres of land in Utah, Wyoming, Arizona and Tennessee. With the exception of the Wyoming project which is a relatively small project, economic conditions, real estate prices, demand for real estate in general and our internal financial conditions as well as our access to debt and equity financing have greatly limited our present operational viability in connection with the Arizona, Tennessee and Utah projects.

Another challenge that we face is that, approximately one year into the downturn, Robert Geringer, co-founder, board member, large equity owner and the architect of each of our land projects, except the Wyoming project, and the one member of our management team with significant experience in large scale land entitlement projects, resigned. We do not believe Mr. Geringer’s services to be indispensable, especially during this period where the market conditions and our financial condition do not appear to warrant significant activity on any of the large projects. However, the significance of the loss of such a key person who was extremely influential to us getting the Company in and/or out of substantially every entitlement project decision and our ability to replace him with someone of equal or greater skill remains unknown. Nevertheless, we believe that the skills and experience of existing management and employees coupled with new hires at the appropriate time will result in sufficient guidance of our land development operations and our ability to continue with our original business model as conditions warrant. Moreover, the possibility that Mr. Geringer could provide consulting services to us in the future has not been ruled out by us or, to our knowledge, Mr. Geringer.

In the case of each of Smyrna, Kingman and Tooele, there is a risk of expiration of governmental approvals for which we have expended large sums of money and effort to obtain. Moreover, these approvals were obtained under the leadership of Robert Geringer who left the company in the second quarter of 2009. As such, in addition to financing and demand contingencies and necessities, we must either attract Mr. Geringer to serve as a consultant or find others of near equal or greater ability to maintain, refresh or re-obtain approvals necessary to move forward with the respective projects.

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

The unprecedented downturn in credit availability has caused us to delay commencement of excavation of certain infrastructural portions of the Kingman, Arizona and the Smyrna, Tennessee area projects. In addition, even if we did have adequate financing to commence excavation, the timing of demand for lots which we intend to sell to builders must be considered.  Homebuilders have responded to declining sales with significant concessions, further adding to the price declines. The decline in home values, the economic downturn, the loss of jobs, and the loss of consumer confidence have reached historical levels. As a result, the demand for new homes, and therefore, the demand for lots by home builders, has declined significantly.

The following chart illustrates the present aggregate target project size as a proportion of the 1,476 acres actually owned by us or our affiliates or to which we collectively hold purchase rights. This chart excludes expired purchase contracts including those expired purchase contracts in Kingman Arizona:

Star Valley Wyoming Project

We purchased 40 acres in Thayne Wyoming which is located in the Lincoln County (Star Valley). The project, which is known as “The Meadows at Star Valley”  is of limited size which amounts to less than 15% of the next smallest project in Tooele and 2% of the size of our Kingman Arizona project. The Star Valley project is therefore atypically small in size and is therefore not anticipated to result in significant profits relative to the scope of our overall size.

The Star Valley project is our only project that was not selected, vetted and directed by Robert Geringer. It is also our only entitlement project to date to produce revenues from the sale of entitled lots to builders, our original core business. The principal reason that the Star Valley project has resulted in revenues from the sale of entitled lots is that no major roads, bridges, or sewage capacity increases were required to be constructed or financed by us. As such, we were able to complete entitlements and sell our first lots in 2009.

The first building lot in Phase A of The Meadows at Star Valley was sold to Sierra Homes during the three month period ended September 30, 2009, specifically on August 17, 2009, for $136,000.  This lot is approximately 0.5 acre in size and the construction of the four-plex townhome being built on it should be completed in November 2009.  We anticipate selling a second building lot of the same size to Sierra Homes before the end of 2009 for approximately $152,000.  A custom-made industrial water pump for the development has been scheduled to be installed in November 2009.  The water pump installation will put the final piece in place to obtain occupancy permits for the first four residences. Moreover, the water pump is anticipated to speed the pace of development.  Accordingly, over the next 12 months we anticipate to sell 12 more building lots to Sierra Homes and/or additional developers or construction companies.  In additional, we are working to annex the project into the Town of Thayne, Wyoming. Our project accesses water and sewer from Thayne and annexation improves our projects relationship with Thayne and will improve the likelihood of accessing the necessary water and sewer in order to complete the remainder of the project.

Mohave County “Kingman” Arizona Project

We have purchased several hundred acres of the approximately 2,200 acres of land to which we had purchase rights located northwest of Kingman’s airport and Highway 66. We have since contractually abandoned our rights to approximately 1,567 of the 2,200 acres by failing to make continued extension payments to keep the purchase agreements active and/or by failing to purchase the land outright in accordance with the purchase agreements.  Moreover, we sold 105 acres to third parties and presently do not own those parcels. However, we maintain purchase rights to repurchase those parcels.

According to the Kingman Area Transportation Study issued in 2006, the population of Kingman will nearly double from 35,471 in 2005 to 77,748 in 2023. Much of the growth during that time period is expected to be in the area of our property.  The feasibility study performed several years ago on our behalf regarding the 2,200 acres to which we had purchase rights was based on continued growth of the Kingman area and a golf course in the middle of the 2,200 acre project which together would result in attracting a balance of purchasers ranging from Kingman locals and transplants, to seasonal second home owners and commuters. Notwithstanding the ongoing growth potential of the Kingman area, we do not believe that the unprecedented economic downturn was calculated into any studies upon which we relied. Moreover, the value at which we agreed to purchase the land, and in some cases did purchase the land, is presently not expected, by our management, to increase. Management believes that in spite of the property possessing the availability of water rights (which typically enhance the value of the property), the value may have decreased. As a result, the ability to secure future debt financing to pay for excavation, roads, drainage, sewer and other infrastructural improvements required by the local government for approvals to develop lots and otherwise implement the project once the economics return will be hindered. These improvement costs are in the tens of millions. As a result, we determined the most prudent course of action was to allow our purchase rights on the remaining 1,700 acres to lapse notwithstanding our sunk costs and to attempt to enter into a joint venture with the owner/seller of the land in connection with those 1,567 acres.

Members of our management team have been in discussions with the owner/sellers of the Kingman land during much of the three month period ended September 30, 2009. Our management is attempting to reach an agreement to enter into a joint venture with the owner/seller of the land where the owner/seller contributes some or all of the remaining parcels to a joint venture with us or a subsidiary in exchange for some combination of a preferred share of the project’s revenues and profit participation. If we are able to enter into an appropriate joint venture with the owner/seller, we believe that the joint venture may have sufficient equity upon which to base necessary debt financing in the coming years when demand for real property in the area has began to materially increase.

If we are unsuccessful in entering into a joint agreement with the owner/seller and the owner/seller chooses to attempt to develop the property on its own or with others, we believe that we may receive some ancillary benefit from the infrastructure that may be added in connection with the owner/seller’s development efforts. Moreover, we believe that we will be able to sell the surface rights to the property which we own to the owner/seller of the 1,567 acres for a material amount of money. However, we now have no control over whether a golf course is developed which may undermine the expected returns set out in our internal feasibility study. In short, failure to reach a joint venture agreement, despite having the some ancillary benefit, would have the detrimental effect of limited revenue potential for the land and prolong our inability to repay Castle Arch Secured Development Fund investors their principal and ultimately reduce or eliminate our ability to pay dividends to our equity members.

The following chart illustrates the amount of land actually purchased in the Kingman project, the amount of land to which purchase rights are maintained and the remaining land to which purchase rights have expired and to which we therefore currently have no legal rights1 to purchase:

1 Despite the expiration of purchase rights to the remaining 1,567 acres in Kingman, we do control the surface rights over those 1,567 acres which we purchased from Santa Fe Railroad in 2005.  The surface rights which we continue to own allow us control over the land surface and everything reasonably related to developing the surface, such as foundations, etc. We also believe that we are entitled to prevent any owner of mineral rights below the lands surface from access to the land from the surface, meaning that all mineral extraction would have to be done via slant drilling from different property.

Smyrna Tennessee Project

We own outright approximately 640 acres of raw land in Rutherford County Tennessee outside of the Town of Smyrna. We purchased the land with money from equity investors. Some of the land was purchased with debt, including debt from affiliates Robert Geringer and William Davidson. This debt has since been repaid and there is no outstanding debt in connection to the Smyrna property.

Consistent with our business model and like Kingman, actual, as well as expected population and economic growth in the area is the reason for our land purchases in the area. However, also consistent with our experience in recent months, and to an extent, years,  economic conditions, a reduction in real property values and demand, and the related significant contraction of debt financing has resulted in the Smyrna project being placed on hold indefinitely until there is a material return in demand for real property which we believe will result in the return of a more robust financing market, albeit perhaps not as robust as the financing market present at the inception of our operations. We intend to reevaluate the Smyrna project in the context of present economic realities and assign an employee experienced in real estate development to monitor the project while it remains in its relatively dormant status. Notwithstanding economic conditions, we currently do not anticipate a write-down of the value of the Smyrna land to be required or appropriate.

Tooele Utah Project

We have purchased 264 acres of raw land in Tooele County, Utah for $7,172,453. We also own water rights that our management believes to be valued at over $2 million based on its observation of water right transactions to which it has been aware of in the past 18 months. The land purchase was substantially financed by ANB Financial. A portion of the water purchase was funded by promissory notes of several parties. Those notes, the proceeds of which were used to purchase the water, become due in November 2009. We currently do not have the cash to repay the notes and must renegotiate the notes or risk default. In 2008, ANB Financial (“Lender”) was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver.  At the time of the closure, we had two Promissory Notes outstanding with the Lender, totaling $5,380,193 and $1,466,361, respectively.  In June, 2008, both Promissory Notes became due and payable.  Prior to such closure, we were engaged in discussions with the Lender regarding extension of the Notes.  In 2008, the FDIC sold the two Promissory Notes to a third party lender, and we continue to communicate with this third party regarding possible modification of the terms of the loans.

If we are able to reduce interest or reduce note principal, it may enhance the future viability and profitability of the Tooele project. However, we presently lack the ability to pay large principal and interest sums and, even if we could refinance for reduced payments or principal, we would be at risk for additional defaults based on our current financial condition. If we remain in default, the owner of the note is entitled to foreclose on the property and resell it at auction. Under the terms of the relevant agreements, where the land is resold at auction for less than the principal and interest amounts due to the Lender, we would suffer a deficiency and would not only lose the asset of the entire 264 acres, but also retain a liability in the amount of the deficiency between the amounts owed Lender and the amounts recovered from the liquidation of the land at auction, if such deficiency occurs. That potential result would have a detrimental effect on our balance sheet. Even if the land is not foreclosed upon, the land could be subject to further write-downs.

Consistent with our business model, and the Kingman and Smyrna projects, actual, as well as expected population and economic growth in the area is the reason for land purchases in the Tooele area. However, economic conditions, the reduction in real property values and demand, and the inter-connected significant contraction of debt financing had the detrimental result on the Tooele project suffered in Smyrna and Kingman. Assuming that we are able to maintain ownership of the Tooele acres and water rights, the Tooele project is on hold indefinitely until there is a material return in upward demand for real property in the area and there is a return of more liberal debt financing. Just as is the case with the Smyrna and Kingman projects, millions of dollars are necessary for infrastructural improvements, including roads, sewers, etc. As is the case in Smyrna and Kingman, we continue to believe that the populations and economies will grow in the Tooele area; it is simply a matter of when the combination of economic and population growth will drive the real estate markets in a manner sufficient for us to obtain additional debt and equity project financing to reassume work on the project.

Purchase and Resale of Foreclosed Residential Properties Business

During the development of the financial crisis in the fourth quarter of 2008, we began investigating the viability of hedging our business model by engaging in acquisition of large tapes of foreclosed properties directly from banks.  The reason for the interest in this activity was that the abundance of inexpensive foreclosed properties generally undermines the sale price and even the ability to actually sell residential lots. We believe that until the legions of foreclosed homes and soon to be foreclosed homes are re-circulated into the market, our primary business model of developing and selling lots would continue to face difficult headwinds.  The incredible volume of residential foreclosures made the purchase and resale of foreclosed homes an attractive alternative business line for us. At the end of 2008, we were engaged in discussions with several groups to determine whether it was in our interest to pursue such activity in the foreclosed home purchase and resale market.  In the first half of 2009, we took an equity position and assumed management of several joint ventures to capitalize on the abundance of foreclosed properties, including Castle Arch Opportunity Partners, L.L.C. and Castle Arch Opportunity Partners II, L.L.C.

In the three month period ended September 30, 2009, through our equity position and management role in several joint ventures, we continued the purchase of foreclosed properties directly from banks. Our management believes that these joint ventures allow us to capitalize on the abundance of vacant, foreclosed residential properties. Until the inventory of vacant and foreclosed properties is depleted and some normalcy to the credit markets return, our primary business model of raw land acquisition, entitlement and lot sales to builders has substantially slowed. Our management views these activities as a hedge against our primary business of acquiring raw land, then entitling, improving and reselling the land. As we ramp up this business line, we have enjoyed several hundred thousand dollars in revenues in a management capacity and believe that in the next twelve months we will receive in excess of $1 million in connection with profit participation stemming from the joint ventures.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to fair value of properties held for sale or investment, contingencies, and cost of sales.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Revenue from the sale of foreclosed or distressed real estate is recognized upon the closing of the sale to homeowners and investors.  Funding usually takes place within a few days of closing and all sales are final upon closing.

Revenue from the sale of improved lots is recognized when an arrangement exists and is evidenced in writing, no significant additional services or costs are to be incurred for delivery of the lots, title to the lot passes to the buyer, and collection of the sales amount is reasonably assured.

Cost of Sales

Cost of sales of distressed real estate is determined by the purchase cost of each residence acquired, plus specific costs capitalized to specific properties such as the cost of rehabilitation and repair and certain other allocable costs.  Interest, if any, incurred on debt financing used to acquire the properties, is allocated on a pro-rated basis of the cost of the pool of homes acquired with, and secured by the debt.

Cost of sales of improved lots is determined by the purchase cost plus improvements, and including the cost of debt financing used to finance the purchase and construction of improvements, allocated to parcels sold on a pro-rated basis of total costs incurred to date plus estimates of the costs to-complete the various phases of the project from which the lots are sold.

Impairment of Long-Lived Assets

The Company performs a periodic evaluation of impairment of Long-Lived Assets.  During the nine month period ended September 30, 2009, the Company engaged a licensed appraiser to perform an appraisal to determine the market value of approximately 348 acres in Tooele, Utah purchased by the Company during 2005 and 2006.  As a result of the appraisal, the Company’s management deemed it necessary to record an impairment of the long-lived asset, totaling $4,294,316 for the nine month period ended September 30, 2009, which amount has been separately recorded on the Company’s Statement of Operations.

Although the local economic circumstances in which  the long-lived asset is located has been relatively resilient to and less impacted by the national slowdown in economic growth, other market considerations resulted in the reduced market value of the long-lived asset, as well as the Company management’s election to impair the long-lived asset.  These considerations include accelerating job losses, substantial slowing of residential home building activity and turmoil within the national financial markets, resulting in reduced availability of credit, or other debt financing.  Though significant, the impairment is not expected to alter management’s plans with respect to the improvement and eventual sale of the property to contractors, though it has determined to delay commencement of certain improvements (see note 2 to the accompanying financial statements).

The appraisal employed a sales comparison approach in determining the market value of the long lived asset, including examining current offerings and analyzing prices buyers have recently paid for comparable property.  The sales comparison approach included the comparison of property rights conveyed, the financial terms incorporated into the transaction, the conditions or motivations surrounding the sale, the location of the property, its utility and the physical characteristics of the property.

In the past, we have sought appraisals or market comparability analysis for its Wyoming, Tooele, Kingman and Smyrna projects, some of which are still pending, but have made the decision not to further impair any of its other projects as a result of the analyses previously received. In 2010, we intend to conduct new market comparability analysis for each of the Wyoming, Tooele, Kingman and Smyrna projects and determine whether further write-downs are appropriate.

Results of Operations

The following table presents a comparison of the results of operations for the three and nine months periods ended September 30, 2009 and 2008 with respect to key financial measures.  Certain comparisons are discussed in greater detail below:

	Three months ended:		Nine months ended:
	September 30		September 30
	2009	2008	2009	2008
Net revenues	$1,856,900	$-	$1,856,900	$1,980,000
Cost of sales	(1,381,786)	-	(1,381,786)	(1,980,000)
Gross profit	475,114	-	475,114	-
Wages and benefits	(245,251)	(668,086)	(1,077,735)	(2,218,157)
Legal and professional fees	(462,716)	(454,748)	(1,534,871)	(1,869,823)
Other selling general and
administrative expenses
(including depreciation)	(154,632)	(489,672)	(808,747)	(1,428,350)
Cost of terminated purchase
agreements and losses on
disposal of assets	(5,323)	(579,731)	(21,741)	(588,806)
Losses on impairment	-	-	(4,294,316)
Other revenues/expenses	(9,827)	(665,318)	(67,287)	(1,469,621)
Loss from continuing
operations before minority
interest and cumulative
effort of change in accounting principal	$(402,635)	$(2,857,554)	$(7,329,583)	$(7,574,757)

Comparison of Operating Results for the three months ended September 30, 2009 to the three months ended September 30, 2008

Revenues

Sales of distressed real estate and improved lots comprised all of the revenues for the three months ended September 30, 2009 of $1,856,900 compared to no revenue in the comparable three month period ended September 30, 2008.  The Company had planned and anticipated realizing sales of improved lots in the second or third quarter of 2009, and was successful in commencing the implementation of its new business strategy of acquiring, improving and selling distressed residential properties.  The Company anticipates continuing the sale of both types of real estate in the next several quarters with the majority of the sales coming from the sale of distressed real estate.

Cost of sales

Cost of sales of $1,381,786 in the three month period ended September 30, 2009 represents a cost ratio of 74.4% compared to no cost of sales in the comparable 2008 three month period as there was not any revenue during the quarter ended September 30, 2008. The Company expects to attain a profit margin of 30-40% on the sale of distressed homes but expects lower margins on the initial sales of improved lots in Star Valley as the market for the homes in Star Valley is being developed.

Wages and Benefits

Wages and benefits totaling $245,251 for the quarter ended September 30, 2009 materially decreased $422,835 compared to wages and benefits totaling $686,086 for the comparable quarter ended September 30, 2008 due to cost cutting measures the Company undertook in 2009 to reduce staff, and executive salaries, and downsize offices in response to the continuing deterioration of the housing market and management’s plans to delay further construction of land improvements and entitlement efforts.  In addition, the Company reorganized its business development unit and terminated certain consultants, some of which became employees of Longview Financial, an independent broker-dealer with which the company has a non-exclusive Broker/Dealer contract to sell its securities.

Legal and Professional fees

Legal and professional fees for the quarter ended September 30, 2009 of $462,716 represents a increase of $7,968 over the comparable period in 2008 of $454,748.  These include legal fees associated with the preparation of offering documents, and fees associated with preparation and submission of documents to regulatory agencies, including public filings.  Legal fees in the current period relate primarily to the preparation of offering documents of various new distressed residential real estate funds, and responses to regulatory requests and comments.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses totaling $154,632 for the quarter ended September 30, 2009 decreased from the comparable quarter ended September 30, 2008 of $489,672 due to cost cutting measures the Company undertook in 2009, as explained above.

Cost of Terminated Purchase Agreements and Losses on Disposal of Assets

Cost of terminated purchase agreements of $5,323 for the quarter ended September 30, 2009 represent minor lingering expenses incurred during the quarter for projects that have been terminated in prior periods and have decreased from the comparable  three month period in 2008 as the Company has not sought new raw land entitlement projects since 2006.   A small portion of the amounts in this category represent losses on the disposal of equipment.  This account primarily represents deposits and due diligence costs associated with potential development projects for which market feasibility was not adequate to pursue further development.

Losses on Impairment

The Company did not record any losses on impairment for either of the three month periods ended September 30, 2009 or 2008.  However the Company did record a material impairment during the nine month period ended September 30, 2009, as discussed below.

Comparison of Operating Results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues

Revenues for the nine-month period ended September 30, 2009 were $1,856,900 compared to $1,980,000 for the comparable nine-month period in 2008.  Though revenues were comparable for the two periods, 2009 revenues are more indicative of the results the Company expected from the implementation of its business plan including recent strategies to capitalize on the opportunities present in the REO and foreclosed residential real estate markets.  In 2008, the Company was able to effect one large sale of unimproved property in the Kingman project in order to obtain needed funding for operations.  The Company has not sold any unimproved property since early 2008, and does not expect to throughout the remainder of 2009.

Cost of Sales

Cost of sales for the nine-month period ended September 30, 2009 of $1,381,786 represents the combined cost of the sale of improved lots in Star Valley and the sale of distressed residential real estate.  Cost of sales for the nine month period ended September 30, 2008 was 100% of sales because sales of unimproved parcels in 2008 were made to secure funding for operations and, as a result, the Company had to price the parcel for immediate sale.

Wages and Benefits

Wages and benefits for the nine month period ended September 30, 2009 of $1,077,735 represent a $1,140,422 decrease from the comparable 2008 period due to cost cutting measures undertaken by the Company, as explained above. During 2009, the Company eliminated some of its offices, reduced overhead at other offices through reduction of personnel, including certain members of management and through reduction of management salaries.  All of these reductions were part of the Company’s overall cost reduction plan which was intended to minimize costs without substantially limiting its ability to proceed with its existing business plan and to further its pursuit of distressed real estate opportunities.

Legal and Professional Fees

Legal and professional fees of $1,534,871 for the period ended September 30, 2009 represents a decrease of $334,952 from the comparable prior period due to cost cutting measures the Company undertook in 2009, which included reducing or eliminating altogether its contracts with consultants, who were retained to market the Company to debt and equity sources, vendors, sellers of land, as well as to search for undervalued raw land projects.  Legal fees in 2009 increased somewhat due to regulatory matters associated with being a public company, but were offset by significant decreases in consulting.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses totaling $808,747 for the period ended September 30, 2009 represents a decrease of $619,603 over the comparable 2008 period.  Other selling, general and administrative expenses consist primarily of facilities and office expenses, insurance, and general overhead.  During 2009, the Company eliminated some of its offices, reduced overhead at other offices through reduction of personnel, including certain members of management and through reduction of management salaries.  All of these reductions were part of the Company’s overall cost reduction plan which was intended to minimize costs without substantially limiting its ability to proceed with its existing business plan and to further its pursuit of distressed real estate opportunities.  Though the Company has limited its raw land development efforts in 2009, it believes it remains poised to forge ahead with development activity as the market improves.  The Company’s overhead burden has decreased as well, due to the relatively lower overhead burden created by the distressed real estate business model.

Cost of Terminated Purchase Agreements and Losses on Disposal of Assets

Costs of terminated purchase agreements of $21,741 for the period ended September 30, 2009 represents a significant decrease from the comparable 2008 period of $588,806 as the Company has not sought new raw land development projects since 2006 and, accordingly, has not made hard deposits and has not incurred the due diligence costs associated with the investigation into the feasibility of development projects.  Costs written off in the comparable 2008 period include costs initially capitalized for the Lindahl, Texas project and certain costs associated with Imperial County, California, which was also entirely written off in the final quarter of 2008.  This category also includes some minor expensing of losses on the disposal of equipment.

Losses on Impairment

During the nine month period ended September 30, 2009, the Company engaged a licensed appraiser to perform an appraisal to determine the market value of approximately 348 acres in Tooele, Utah purchased by the Company during 2005 and 2006.  As a result of the appraisal, the Company’s management deemed it necessary to record an impairment of the long-lived asset, totaling $4,294,316 for the nine month period ended September 30, 2009, which amount has been separately recorded on the Company’s Statement of Operations.

Although the local economic circumstances in which  the long-lived asset is located has been relatively resilient to and less impacted by the national slowdown in economic growth, other market considerations resulted in the reduced market value of the long-lived asset, as well as the Company management’s election to impair the long-lived asset.  These considerations include accelerating job losses, substantial slowing of residential home building activity and turmoil within the national financial markets, resulting in reduced availability of credit, or other debt financing.  Though significant, the impairment is not expected to alter management’s plans with respect to the improvement and eventual sale of the property to contractors, though it has determined to delay commencement of certain improvements.

The appraisal employed a sales comparison approach in determining the market value of the long lived asset, including examining current offerings and analyzing prices buyers have recently paid for comparable property.  The sales comparison approach included the comparison of property rights conveyed, the financial terms incorporated into the transaction, the conditions or motivations surrounding the sale, the location of the property, its utility and the physical characteristics of the property.

The Company has sought appraisals or market comparability analysis for its other projects, some of which are still pending, but has made the decision not to further impair any of its other projects as a result of the analysis received to date.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $2,650,656, compared to $3,147,789 at September 30, 2008. A large portion of our present cash on hand is restricted to several of our subsidiaries and is not available to pay general and administrative expenses. Our management believes that proceeds from our joint venture activities and limited land sales, along with severe cost austerity measures are necessary for us to survive as a going concern for the next 12 months. We are currently not offering any of our equity in our parent company and discontinued those efforts in July 2009. We have yet to determine when equity based fund raising efforts for the parent company will resume. If we do not resume financing transactions in the future, including issuance of additional equity or debt securities, obtaining credit facilities, or other financing mechanisms or if we do resume financing transactions, but are unable to raise sufficient funds in the future, we are unlikely to be able to further develop our existing entitlement projects in Utah, Arizona and Tennessee. Moreover, we may be unable to meet our existing debt obligations, take advantage of opportunities created by the dramatic shifts in the real estate and financial markets, respond to competitive pressures or unanticipated requirements, or make dividend distributions to our equity members.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2009, Castle Arch obtained summary judgment against Jeffrey P.  Scott, in addition to a previous judgment against Metropolitan Real Estate, LLC for liability in connection with a real estate transaction near Heber Utah which we were unable to complete due to material misrepresentations and omissions on the part of the defendants Scott and Metropolitan.  Our case against Mr. Scott and Metropolitan was brought in December 2005, in the State of Utah Fourth District Court, Case #050500327, along with claims against Robert Noxom, and Anagram Investments. Our complaint seeks damages for costs incurred by us in connection with our attempted purchase of the property, including due diligence fees and finance costs totaling approximately $70,000 to $90,000. We also seek damages in connection with lost profits. To date, no damages have been awarded to us. However, based on recently discovered information relating to the resale of the real property by a third party, we believe we have a basis for a claim of lost profits in excess of $2 million in addition to our underlying actual accrued cost claims.

In connection with this litigation, on July 28, 2009, we were added to a lawsuit recently brought in the U.S. District Court (Utah), Case #2:09cv00238, by St. Paul Fire and Marine Insurance Company against Metropolitan Real Estate, LLC and Jeffrey P.  Scott. St. Paul Fire and Marine Insurance Company, the plaintiff in the case, is not seeking damages against us, but is rather attempting to avoid liability as the insurer of Scott and Metropolitan. We dispute whether we are properly named at all in the action and intend to respond within a time period required by rule.

To the best knowledge of the officers and directors, the Company is not a party to any other relevant legal proceeding or litigation.

Item 1A. Risk Factors.

General economic conditions are adversely affecting our financial condition and results of operations. The present continued period of economic slowdown and recession in the United States and declining demand for real estate has resulted in a general decline in land values, which is adversely affecting our financial position, results of operations, and ability to satisfy our debt service obligations and to make distributions to our members. We do not know when the fallout from the 2008-2009 recession in the U.S. and world will slow or end. We are also unsure whether the 1,476 acres of land which we presently own in Utah, Arizona, Wyoming and Tennessee will require write-downs.

Need for substantial additional funds. We currently need additional funds to complete the raw land development in Utah, Arizona and Tennessee and to fund employment compensation. Cash requirements for further property development in the next 12 to 24 months is significant. Our cash requirements may vary or increase materially from those now planned because of attractive real estate purchase opportunities and unexpected costs or delays in connection with land improvement, changes in the direction of our business strategy, competition, governmental requirements, and other factors. We also require up to approximately $8 million in order to repay loans in connection with 264 acres of land purchased in Tooele Utah. Loans used to purchase those 264 acres are currently in default and have been purchased by a third party. Adequate funds for these purposes may not be available when needed or on acceptable terms.

The financial crisis and credit crunch has destroyed and/or threatened the solvency of a number of private banks and other financial institutions. As investors, including foreign and domestic hedge funds, have re-evaluated the risks they are willing to take on real estate backed loans, it is hard to assess whether the effect it will have on borrowers’, including our, ability to obtain financing on favorable terms, will continue to decline. A continued decrease in the favorability of the available term for financing or the ability to obtain financing at all, would continue to have a negative impact on our profitability and ability to maintain, much less expand, our business

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    During the three month period ended September 30, 2009, our consolidated entity Castle Arch Opportunity Partners I, LLC sold 53,631 of its common and preferred limited liability company units to 77 persons for a total of $5,363,167. The use of proceeds of the funds is to pay joint venture management fees, professional fees and to purchase foreclosed properties. During the three month period ended September 30, 2009, our consolidated entity Castle Arch Opportunity Partners III, LLC sold 500 of its common and preferred limited liability company units to 1 person for a total of $50,000. The use of proceeds of the funds is to pay joint venture management fees, professional fees and to purchase foreclosed properties. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that each investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided each of our investors with a private placement memorandum disclosing items set out in Rule 501 and 506 of Regulation D.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common and preferred unit certificate issued in connection with this private offering bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

In 2008, we purchase several hundred acres of land in Mohave County Arizona in connection with our Kingman Arizona project from Lingenfelter Investments Limited Partnership. The purchase was funded by seller financing by Lingenfelter Investments Limited Partnership in the form of an $8,257,371 promissory note. The seller financed note was securitized by the seller financed land in the form of a deed of trust. We paid down principal in the amount of $1,257,371 in April 2008 in exchange for the release of 100 acres of land. However, the remaining acres of land continue to be subject to the deed of trust. During the three month period ended September 30, 2009, due to market conditions and our financial condition, we elected to abandon the remaining seller financed acres subject to the deed of trust and in doing so defaulted on the $6,989,120 principal balance of the note. We are presently engaged in negotiations with Lingenfelter Investments Limited Partnership to convey the deed to the portion of the secured property back to Lingenfelter in lieu of foreclosure and in return for a release of the debt obligation and accrued interest.

In 2008, ANB Financial, one of our lenders (“Lender”) was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver.  At the time of the closure, we had two Promissory Notes outstanding with the Lender, totaling $5,380,193 and $1,466,361, respectively.  In June, 2008, both Promissory Notes became due and payable.  Prior to such closure, we were engaged in discussions with the Lender regarding extension of the Notes.  In 2008, the FDIC sold the two Promissory Notes to a third party lender, and we continue to communicate with this third party regarding possible modification of the terms of the loans.  Subsequent to the two Promissory Notes’ original maturity dates in June, 2008, we have continued to accrue corresponding interest on these loans at the default rate. The total interest arrearage as of September 30, 2009 is $1,310,003 on the $5,380,193 note and $362,824 in interest accrued on the $1,466,361 note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Close Relationship with non-exclusive Placement Agent Longview Financial Group, Inc.

We have a close, but non-exclusive business relationship with Longview Financial Group, Inc. a broker dealer licensed with FINRA and based in New York City (hereinafter referred to as “Longview”). In the past, Longview has served from time to time as non-exclusive Placement Agent in securities offerings by the Company and certain of our subsidiaries. Our motivation in having such relationships with a broker/dealer, including Longview, is our attempt to (1) increase exposure to the broader financial community, not the least of which is institutional investors; (2) to increase offering efficiencies, such as those related to broker due diligence processes and fees; (3) to increase ability to hold brokers accountable for performance in selling offerings; (4) to reduce aggregate offering expenses by being in a position to negotiate lower broker fees with the broker/dealer; and, (5) to reduce potential barriers for “finders” and consultants to associate with the broker/dealer as registered representatives.

Since 2006, we have made loans and prepaid investment banking fees to Longview in excess of $750,000. In addition, our CEO loaned Longview an additional $105,000 at market interest rates. We continue to advance banking fees and loans to Longview to maintain its solvency, and Longview has been historically reliant on our loans, prepaid investment fees and referrals for its growth and survival. In the past, with the knowledge of members of our board of directors, our CEO had an expectation of ownership in Longview and a willingness to participate in the management of Longview. However, our CEO has disclaimed all direct and indirect equity interests in Longview and rejected and/or resigned from all management, advisory or consulting positions of Longview. To the best of our knowledge, neither our CEO nor any of our officers, directors or control persons are known to have ever received any remuneration from Longview.

It is our position that Longview is not a “captive broker-dealer”. To the best of our knowledge, Longview has enjoyed relatively significant revenues from brokering transactions from issuers unrelated to us or any of our management or affiliates and has an expectation of relatively significant revenues from other similarly unrelated third parties. Nevertheless, we believe that a conflict of interest may have existed as a result of our association with Longview because Longview’s ability to repay moneys loaned by us or our CEO may be attributed to Longview’s success in the placement of our securities and/or other offerings made by us.

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

(b)

Reports on Form 8-K.

We have filed the following reports on Form 8-K during the nine months ended September 30, 2009:

Topic

Date filed

Resignation of Robert D. Geringer as

July 20, 2009

an officer and director

Change in Accountant

July 30, 2009

Resignation of Robert D. Geringer as

August 12, 2009

an officer and director (amended)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE ARCH REAL ESTATE INVESTMENT COMPANY, L.L.C.

Dated:  November 16, 2009

By: /s/ Kirby D. Cochran

Kirby D. Cochran, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Douglas W. Child

Douglas W. Child, Chief Financial Officer

(Principal Financial Officer)